Form 10-Q
period 2026-09-30
HCI Group, Inc.
filed 2026-11-05
CIK 1400810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

001-34126

HCI Group, Inc.

(Exact name of registrant as specified in its charter)

Florida	20-5961396
(State of Incorporation)	(IRS Employer Identification No.)

3802 Coconut Palm Drive
Tampa, FL 33619
(Address, including zip code, of principal executive offices)

(877) 304-9394
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

The aggregate number of shares of the registrant’s common stock, no par value, outstanding as of November 3, 2026 was 12,430,682.

HCI GROUP, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share amounts)

	September 30,	December 31,
	2026	2025
Assets
Fixed-maturity securities, available-for-sale, at fair value (amortized cost: $1,295,000 and $595,383, respectively, and allowance for credit losses: $0 and $0, respectively) (a)	$1,241,444	$597,329
Equity securities, at fair value (cost: $57,091 and $61,597, respectively)	59,244	65,890
Limited partnership investments	16,076	17,690
Real estate investments	102,683	103,746
Other investments	5,000	5,000
Total investments	1,424,447	789,655
Cash and cash equivalents (a)	743,527	1,210,126
Restricted cash (a)	4,600	3,748
Income taxes receivable (a)	2,612	1,332
Deferred income tax assets, net (a)	9,817	2,237
Premiums receivable, net (allowance: $5,271 and $4,469, respectively) (a)	81,265	57,494
Prepaid reinsurance premiums (a)	49,860	50,127
Reinsurance recoverable, net of allowance for credit losses:
Paid losses and loss adjustment expenses (allowance: $0 and $0, respectively) (a)	24,835	27,855
Unpaid losses and loss adjustment expenses (allowance: $62 and $97, respectively) (a)	211,187	262,041
Deferred policy acquisition costs (a)	72,892	59,722
Property and equipment, net	26,861	28,939
Intangible assets, net	1,864	2,683
Funds withheld for assumed business	4,512	5,254
Other assets (a)	55,483	27,715
Total assets	$2,713,762	$2,528,928

(a)
See Note 12 for details of balances associated with consolidated variable interest entities.

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets – (Continued)

(Unaudited)

(In thousands, except share amounts)

	September 30,	December 31,
	2026	2025
Liabilities, Redeemable Noncontrolling Interests and Equity
Losses and loss adjustment expenses (a)	$549,607	$576,495
Unearned premiums (a)	696,313	643,328
Advance premiums (a)	38,263	19,302
Ceded reinsurance premiums payable (a)	10,467	27,591
Assumed premiums payable (a)	941	1,744
Income taxes payable (a)	27,067	12,782
Deferred income tax liabilities, net (a)	247	3,814
Revolving credit facility	36,000	36,000
Long-term debt	31,255	31,877
Accrued expenses and other liabilities (a)	97,617	61,351
Total liabilities	1,487,777	1,414,284
Commitments and contingencies (Note 19)
Redeemable noncontrolling interests (Note 16)	8,362	3,359
Equity:
Common stock (no par value, 40,000,000 shares authorized, 12,437,958 and 12,992,147 shares issued and outstanding, respectively)	—	—
Additional paid-in capital	332,903	428,109
Retained earnings	826,963	611,509
Accumulated other comprehensive (loss) income	(38,586)	1,459
Total stockholders’ equity	1,121,280	1,041,077
Noncontrolling interests	96,343	70,208
Total equity	1,217,623	1,111,285
Total liabilities, redeemable noncontrolling interests and equity	$2,713,762	$2,528,928

(a)
See Note 12 for details of balances associated with consolidated variable interest entities.

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue
Gross premiums earned	$316,072	$301,079	$963,102	$904,090
Premiums ceded	(96,929)	(106,088)	(302,796)	(308,245)
Net premiums earned	219,143	194,991	660,306	595,845
Net investment income	21,669	17,529	57,860	47,725
Net realized investment gains	549	618	2,305	1,940
Net unrealized investment (losses) gains	(1,185)	1,214	(2,140)	488
Policy fee income	1,754	1,569	4,981	5,265
Other	2,979	429	11,132	3,440
Total revenue	244,909	216,350	734,444	654,703
Expenses
Losses and loss adjustment expenses	65,359	66,153	202,035	189,901
Policy acquisition and other underwriting expenses	31,689	31,652	95,805	89,490
General and administrative personnel expenses	23,671	20,806	69,972	61,274
Interest expense	1,460	1,019	3,467	8,147
Other operating expenses	6,437	6,121	20,515	20,561
Total expenses	128,616	125,751	391,794	369,373
Income before income taxes	116,293	90,599	342,650	285,330
Income tax expense	30,066	22,711	88,480	72,933
Net income	86,227	67,888	254,170	212,397
Net income attributable to noncontrolling interests	(2,728)	(2,381)	(23,467)	(11,046)
Net income after noncontrolling interests	$83,499	$65,507	$230,703	$201,351
Basic earnings per share	$6.67	$5.05	$18.04	$16.96
Diluted earnings per share	$6.45	$4.90	$17.48	$15.47

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$86,227	$67,888	$254,170	$212,397
Other comprehensive (loss) income, net of income taxes:
Available-for-sale fixed-maturity securities	(30,598)	878	(41,604)	2,785
Other comprehensive (loss) income, net of income taxes	(30,598)	878	(41,604)	2,785
Comprehensive income	55,629	68,766	212,566	215,182
Comprehensive income attributable to noncontrolling interests	(1,311)	(2,381)	(21,885)	(11,046)
Comprehensive income after noncontrolling interests	$54,318	$66,385	$190,681	$204,136

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Equity

For the Three Months Ended September 30, 2026

(Unaudited)

(In thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
Balance as of June 30, 2026	12,469,972	$—	$340,854	$748,437	$(9,382)	$1,079,909	$93,223	$1,173,132
Net income	—	—	—	83,499	—	83,499	2,728	86,227
Other comprehensive loss, net of income taxes	—	—	—	—	(29,181)	(29,181)	(1,417)	(30,598)
Forfeiture of restricted stock	(903)	—	—	—	—	—	—	—
Net share settlements on vesting of restricted stock	(390)	—	(72)	—	—	(72)	—	(72)
Repurchase of common stock	(30,721)	—	(5,589)	—	—	(5,589)	—	(5,589)
Repurchase of noncontrolling interests	—	—	(4,778)	—	(35)	(4,813)	(2,216)	(7,029)
Other adjustments to noncontrolling interests	—	—	(107)	—	12	(95)	33	(62)
Common stock dividends	—	—	—	(4,973)	—	(4,973)	—	(4,973)
Stock-based compensation	—	—	2,595	—	—	2,595	718	3,313
Reclassification of nonrefundable subscriber surplus contributions	—	—	—	—	—	—	3,274	3,274
Balance as of September 30, 2026	12,437,958	$—	$332,903	$826,963	$(38,586)	$1,121,280	$96,343	$1,217,623

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Equity – (Continued)

For the Three Months Ended September 30, 2025

(Unaudited)

(In thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Income	Equity	Interests	Equity
Balance as of June 30, 2025	12,956,884	$—	$298,706	$458,713	$1,158	$758,577	$26,107	$784,684
Net income	—	—	—	65,507	—	65,507	2,381	67,888
Other comprehensive income, net of income taxes	—	—	—	—	878	878	—	878
Issuance of restricted stock	3,750	—	—	—	—	—	—	—
Forfeiture of restricted stock	(1,040)	—	—	—	—	—	—	—
Net share settlements on vesting of restricted stock	(232)	—	(37)	—	—	(37)	—	(37)
Common stock dividends	—	—	—	(5,183)	—	(5,183)	—	(5,183)
Stock-based compensation	—	—	1,968	—	—	1,968	727	2,695
Reclassification of nonrefundable subscriber surplus contributions	—	—	—	—	—	—	1,355	1,355
Other	—	—	66	—	—	66	—	66
Balance as of September 30, 2025	12,959,362	$—	$300,703	$519,037	$2,036	$821,776	$30,570	$852,346

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Equity – (Continued)

For the Nine Months Ended September 30, 2026

(Unaudited)

(In thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
Balance as of December 31, 2025	12,992,147	$—	$428,109	$611,509	$1,459	$1,041,077	$70,208	$1,111,285
Net income	—	—	—	230,703	—	230,703	23,467	254,170
Other comprehensive loss, net of income taxes	—	—	—	—	(40,022)	(40,022)	(1,582)	(41,604)
Exercise of stock options	20,000	—	800	—	—	800	—	800
Issuance of restricted stock	3,750	—	—	—	—	—	—	—
Forfeiture of restricted stock	(2,289)	—	—	—	—	—	—	—
Net share settlements on vesting of restricted stock	(71,320)	—	(11,274)	—	—	(11,274)	—	(11,274)
Repurchase of common stock	(504,330)	—	(80,810)	—	—	(80,810)	—	(80,810)
Repurchase of noncontrolling interests	—	—	(11,358)	—	(35)	(11,393)	(5,779)	(17,172)
Other adjustments to noncontrolling interests	—	—	(366)	—	12	(354)	292	(62)
Common stock dividends	—	—	—	(15,249)	—	(15,249)	—	(15,249)
Stock-based compensation	—	—	7,802	—	—	7,802	2,209	10,011
Reclassification of nonrefundable subscriber surplus contributions	—	—	—	—	—	—	7,528	7,528
Balance as of September 30, 2026	12,437,958	$—	$332,903	$826,963	$(38,586)	$1,121,280	$96,343	$1,217,623

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Equity – (Continued)

For the Nine Months Ended September 30, 2025

(Unaudited)

(In thousands, except per share amount)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity	Interests	Equity
Balance as of December 31, 2024	10,767,184	$—	$122,289	$331,793	$(749)	$453,333	$14,017	$467,350
Net income	—	—	—	201,351	—	201,351	11,046	212,397
Other comprehensive income, net of income taxes	—	—	—	—	2,785	2,785	—	2,785
Issuance of restricted stock	13,770	—	—	—	—	—	—	—
Forfeiture of restricted stock	(2,890)	—	—	—	—	—	—	—
Net share settlements on vesting of restricted stock	(5,765)	—	(716)	—	—	(716)	—	(716)
Conversion of senior notes to common stock	2,187,063	—	172,832	—	—	172,832	—	172,832
Common stock dividends	—	—	—	(14,107)	—	(14,107)	—	(14,107)
Stock-based compensation	—	—	6,232	—	—	6,232	2,130	8,362
Reclassification of nonrefundable subscriber surplus contributions	—	—	—	—	—	—	3,377	3,377
Other	—	—	66	—	—	66	—	66
Balance as of September 30, 2025	12,959,362	$—	$300,703	$519,037	$2,036	$821,776	$30,570	$852,346

See accompanying Notes to Consolidated Financial Statements (unaudited).

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net income after noncontrolling interests	$230,703	$201,351
Net income attributable to noncontrolling interests	23,467	11,046
Net income	254,170	212,397
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	10,011	8,362
Net accretion of discount on investments in available-for-sale fixed-maturity securities	(1,187)	(1,920)
Depreciation and amortization	6,418	8,878
Deferred income tax expense	2,751	2,269
Net realized investment gains from investing activities	(1,965)	(1,940)
Net unrealized investment losses (gains)	2,140	(488)
Credit loss expense - reinsurance recoverable	(35)	(56)
Net loss from limited partnership investments	122	709
Distributions of return on investment from limited partnership investments	—	1
Debt conversion expense	—	1,125
Gain on sale of real estate investments	(681)	(440)
Foreign currency remeasurement loss	232	143
Other non-cash items	282	209
Changes in operating assets and liabilities:
Income taxes	13,005	11,526
Premiums receivable, net	(23,771)	(19,643)
Prepaid reinsurance premiums	267	26,467
Reinsurance recoverable	53,909	228,855
Deferred policy acquisition costs	(13,170)	(13,143)
Funds withheld for assumed business	742	4,194
Other assets	(16,931)	(6,936)
Losses and loss adjustment expenses	(26,888)	(230,265)
Unearned premiums	52,985	56,873
Advance premiums	18,961	24,151
Reinsurance payable on paid losses and loss adjustment expenses	—	(1,127)
Ceded reinsurance premiums payable	(17,124)	(14,553)
Assumed premiums payable	(803)	(1,563)
Accrued expenses and other liabilities	35,351	39,594
Net cash provided by operating activities	348,791	333,679

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from investing activities:
Investments in limited partnerships	—	(391)
Return of capital from limited partnership investments	1,492	1,547
Purchase of property and equipment	(1,035)	(3,048)
Purchase of real estate investments	(1,418)	(28,528)
Purchase of available-for-sale fixed-maturity securities	(717,786)	(284,013)
Purchase of equity securities	(35,048)	(33,654)
Purchase of other investments	—	(5,000)
Proceeds from sales of real estate investments	1,422	2,013
Proceeds from sales of available-for-sale fixed-maturity securities	5,521	6,139
Proceeds from calls, repayments and maturities of available-for-sale fixed-maturity securities	13,895	440,019
Proceeds from sales of equity securities	41,272	27,736
Net cash (used in) provided by investing activities	(691,685)	122,820
Cash flows from financing activities:
Common stock dividends	(15,249)	(14,107)
Proceeds from exercise of stock options	800	—
Payment of other noncontrolling interests issuance costs	(375)	—
Repayment under revolving credit facility, net	—	(6,000)
Proceeds from issuance of long-term debt	—	17,000
Subscriber surplus contributions, net	12,531	4,909
Repayment of long-term debt	(667)	(430)
Debt conversion costs paid	—	(1,125)
Payment of net share settlements and other	(11,274)	(724)
Repurchase of common stock	(80,010)	—
Repurchase of noncontrolling interests	(17,004)	—
Payment of net share settlements of noncontrolling interests and other	(62)	—
Payment of deposit accounting assets	(11,330)	—
Payment of debt issuance costs	—	(375)
Net cash used in financing activities	(122,640)	(852)
Effect of exchange rate changes on cash	(213)	(160)
Net (decrease) increase in cash and cash equivalents and restricted cash	(465,747)	455,487
Cash and cash equivalents and restricted cash at beginning of period	1,213,874	536,185
Cash and cash equivalents and restricted cash at end of period	$748,127	$991,672

(continued)

HCI GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Continued)

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2026	2025
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$72,725	$61,690
Interest paid	2,914	4,634
Non-cash investing and financing activities:
Unrealized (loss) gain on investments in available-for-sale fixed-maturity securities, net of income taxes	(41,604)	2,785
Conversion of 4.75% Convertible Senior Notes	—	172,500
Payable related to purchase of real estate investments	541	—
Payable related to repurchase of common stock	800	—
Payable related to repurchase of noncontrolling interests	168	—

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

HCI Group, Inc. was incorporated in the State of Florida in 2006 and its common stock is currently listed on the New York Stock Exchange (“NYSE”) under the symbol “HCI.” Exzeo completed its initial public offering in November of 2025 and is currently listed on the NYSE under the symbol “XZO.” As of September 30, 2026, HCI Group, Inc. owned approximately 83.6% of Exzeo’s outstanding shares of common stock, inclusive of its unvested restricted stock.

Note 2 -- Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2026 and the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2026. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025 included in the Company’s Form 10-K, which was filed with the SEC on February 26, 2026 (“2025 Annual

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Report”). Unless otherwise noted, the Company’s accounting policies do not differ from those disclosed in the 2025 Annual Report.

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

Use of Estimates

The preparation of the interim unaudited consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. The Company's estimates are based on the relevant information available at the end of each period. Actual results could differ materially from these estimates under different assumptions or market conditions. The Company's estimates related to losses and loss adjustment expenses, reinsurance recoverable, income taxes, stock-based compensation expense, and limited partnership investments involve the most significant judgments and estimates related to the consolidated financial statements.

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

Note 4 -- Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the consolidated balance sheets to the corresponding amounts reported in the consolidated statements of cash flows:

	September 30,	December 31,
	2026	2025
Cash and cash equivalents	$743,527	$1,210,126
Restricted cash	4,600	3,748
Cash and cash equivalents and restricted cash	$748,127	$1,213,874

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

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Note 5 -- Investments

Available-for-Sale Fixed-Maturity Securities

The Company holds investments in fixed-maturity securities classified as available-for-sale. As of September 30, 2026 and December 31, 2025, the cost or amortized cost, allowance for credit loss, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale fixed-maturity securities by security type were as follows:

	Cost or Amortized	Allowance for Credit	Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Loss	Gains	Losses	Value
As of September 30, 2026
U.S. Treasury and U.S. government agencies	$1,028,239	$—	$—	$(46,835)	$981,404
Corporate	241,905	—	1	(6,063)	235,843
Commercial mortgage-backed securities	24,856	—	18	(677)	24,197
Available-for-sale fixed-maturity securities	$1,295,000	$—	$19	$(53,575)	$1,241,444

As of December 31, 2025
U.S. Treasury and U.S. government agencies	$332,284	$—	$1,785	$(717)	$333,352
Corporate	241,843	—	1,463	(384)	242,922
Commercial mortgage-backed securities	21,256	—	74	(275)	21,055
Available-for-sale fixed-maturity securities	$595,383	$—	$3,322	$(1,376)	$597,329

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. As of September 30, 2026 and December 31, 2025, the scheduled contractual maturities of available-for-sale fixed-maturity securities, with securities not due at a single maturity date shown separately, were as follows:

	September 30, 2026		December 31, 2025
	Cost or	Estimated	Cost or	Estimated
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$52,655	$52,492	$10,202	$10,214
Due after one year through five years	715,685	699,051	353,454	354,648
Due after five years through ten years	501,303	465,323	209,970	210,963
Due after ten years	501	381	501	449
Commercial mortgage-backed securities	24,856	24,197	21,256	21,055
Available-for-sale fixed-maturity securities	$1,295,000	$1,241,444	$595,383	$597,329

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Securities on Deposit

As of September 30, 2026 and December 31, 2025, the fair value of available-for-sale fixed-maturity securities on deposit with various regulatory authorities was $1,233 and $1,807, respectively.

Sales of Available-for-Sale Fixed-Maturity Securities

Proceeds received and the gross realized gains and losses from sales of available-for-sale fixed-maturity securities for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Proceeds	$1,878	$2,780	$5,521	$6,139
Gross realized gains	$14	$34	$69	$72
Gross realized losses	$(1)	$(1)	$(9)	$(5)

Gross Unrealized Losses for Available-for-Sale Fixed-Maturity Securities

As of September 30, 2026 and December 31, 2025, available-for-sale fixed-maturity securities with gross unrealized loss positions by investment category and length of time the individual securities have been in a continuous loss position were as follows:

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of September 30, 2026	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury and U.S. government agencies	$(46,650)	$978,082	$(185)	$2,894	$(46,835)	$980,976
Corporate	(5,819)	231,637	(244)	1,112	(6,063)	232,749
Commercial mortgage-backed securities	(627)	16,061	(50)	1,250	(677)	17,311
Total	$(53,096)	$1,225,780	$(479)	$5,256	$(53,575)	$1,231,036

	Less Than Twelve Months		Twelve Months or Longer		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of December 31, 2025	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury and U.S. government agencies	$(553)	$208,273	$(164)	$2,918	$(717)	$211,191
Corporate	(289)	28,303	(95)	1,187	(384)	29,490
Commercial mortgage-backed securities	(275)	16,749	—	—	(275)	16,749
Total	$(1,117)	$253,325	$(259)	$4,105	$(1,376)	$257,430

As of September 30, 2026 and December 31, 2025, there were 171 and 47 available-for-sale fixed-maturity securities in an unrealized loss position, respectively.

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

There was no balance or activity in the allowance for credit losses of available-for-sale fixed-maturity securities during the three and nine months ended September 30, 2026 and 2025.

Equity Securities

The Company holds investments in equity securities measured at fair values which are readily determinable. As of September 30, 2026 and December 31, 2025, the cost, gross unrealized gains and losses, and estimated fair value of the Company’s equity securities were as follows:

		Gross Unrealized	Gross Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
September 30, 2026	$57,091	$5,222	$(3,069)	$59,244
December 31, 2025	$61,597	$6,204	$(1,911)	$65,890

The table below presents the portion of unrealized gains and losses in the Company’s consolidated statements of income related to equity securities still held:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net (losses) gains recognized	$(989)	$1,799	$(235)	$2,361
Exclude: Net realized investment gains from equity investing activities	196	585	1,905	1,873
Net unrealized investment (losses) gains	$(1,185)	$1,214	$(2,140)	$488

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Sales of Equity Securities

Proceeds received and the gross realized gains and losses from sales of equity securities for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Proceeds	$6,099	$6,115	$41,272	$27,736
Gross realized gains	$663	$614	$3,038	$2,453
Gross realized losses	$(467)	$(29)	$(1,133)	$(580)

The impacts from trading equity securities are not material to cash flows from operating activities or net realized investment gains and are excluded from the amounts above.

Limited Partnership Investments

The Company has interests in limited partnerships that are not registered or readily tradeable on a securities exchange. These partnerships are private equity funds managed by general partners who make decisions with regard to financial policies and operations. As such, the Company is not the primary beneficiary and does not consolidate these partnerships.

The following table summarizes limited partnership investments:

	September 30, 2026			December 31, 2025
	Carrying	Unfunded		Carrying	Unfunded
Investment Strategy	Value	Balance	(%) (a)	Value	Balance	(%) (a)
Primarily in senior secured loans and, to a limited extent, in other debt and equity securities of private U.S. lower-middle-market companies. (b)(c)(e)	$1,662	$—	12.22	$1,877	$—	12.31
Value creation through active distressed debt investing primarily in bank loans, public and private corporate bonds, asset-backed securities, and equity securities received in connection with debt restructuring. (b)(d)(e)	569	—	1.30	587	—	1.27
High returns and long-term capital appreciation through investments in the power, utility and energy industries, and in the infrastructure sector. (b)(f)(g)	2,938	—	0.18	2,769	—	0.18
Value-oriented investments in less liquid and mispriced senior and junior debts of private equity-backed companies. (b)(h)(i)	1,273	—	0.53	1,333	—	0.53
Value-oriented investments in mature real estate private equity funds and portfolios globally. (b)(j)	5,487	1,597	1.32	6,182	2,042	1.32
Risk-adjusted returns on credit and equity investments, primarily in private equity-owned companies. (b)(k)	4,147	2,680	0.52	4,942	1,610	0.54
Limited partnership investments	$16,076	$4,277		$17,690	$3,652

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

As of September 30, 2026 and December 31, 2025, the Company’s net cumulative contributed capital to the limited partnership investments totaled $17,205 and $18,697, respectively, and the Company’s maximum exposure to loss aggregated $16,076 and $17,690, respectively.

Real Estate Investments

The following table summarizes real estate investments:

	September 30,	December 31,
	2026	2025
Land	$49,296	$50,052
Land improvements	14,400	14,760
Buildings and building improvements	43,792	44,019
Tenant and leasehold improvements	2,149	2,265
Construction in progress	1,836	89
Other	1,903	2,001
Total, at cost	113,376	113,186
Less: accumulated depreciation	(10,693)	(9,440)
Real estate investments	$102,683	$103,746

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

There were no significant changes in the Company’s real estate investments during the nine months ended September 30, 2026. During the nine months ended September 30, 2025, the Company purchased a 540,144 square-foot commercial property located in St. Petersburg, Florida for $19,000.

Depreciation expense related to real estate investments was $627 and $566 for the three months ended September 30, 2026 and 2025, respectively, and $2,033 and $1,378 for the nine months ended September 30, 2026 and 2025, respectively.

Net Investment Income

The following table summarizes net investment income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Available-for-sale fixed-maturity securities	$12,967	$7,139	$31,058	$21,494
Equity securities	736	675	2,140	1,822
Investment expense	(151)	(164)	(560)	(503)
Limited partnership investments	277	(51)	(122)	(709)
Real estate investments	825	547	1,353	1,320
Cash and cash equivalents	6,883	9,362	23,599	24,280
Other	132	21	392	21
Net investment income	$21,669	$17,529	$57,860	$47,725

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following tables present information about the Company’s financial assets measured at estimated fair value on a recurring basis. The tables indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2026 and December 31, 2025:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2026
Cash and cash equivalents	$743,527	$—	$—	$743,527

Restricted cash	$4,600	$—	$—	$4,600

Available-for-sale fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$962,973	$18,431	$—	$981,404
Corporate	—	235,843	—	235,843
Commercial mortgage-backed securities	—	24,197	—	24,197
Available-for-sale fixed-maturity securities	$962,973	$278,471	$—	$1,241,444

Equity securities	$58,379	$865	$—	$59,244

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2025
Cash and cash equivalents	$1,210,126	$—	$—	$1,210,126

Restricted cash	$3,748	$—	$—	$3,748

Available-for-sale fixed-maturity securities:
U.S. Treasury and U.S. government agencies	$313,420	$19,932	$—	$333,352
Corporate	—	242,922	—	242,922
Commercial mortgage-backed securities	—	21,055	—	21,055
Available-for-sale fixed-maturity securities	$313,420	$283,909	$—	$597,329

Equity securities	$64,545	$1,345	$—	$65,890

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Assets and Liabilities Carried at Other Than Fair Value

The following tables present fair value information for assets and liabilities carried on the consolidated balance sheets at amounts other than fair value as of September 30, 2026 and December 31, 2025:

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of September 30, 2026
Other investments	$5,000	$—	$—	$5,500	$5,500

Revolving credit facility	$36,000	$—	$36,000	$—	$36,000

Long-term debt:
4.55% Promissory Note	$3,855	$—	$—	$3,513	$3,513
5.50% Promissory Note	11,081	—	—	10,556	10,556
5.65% Promissory Note	16,319	—	—	15,456	15,456
Long-term debt	$31,255	$—	$—	$29,525	$29,525

	Carrying	Fair Value Measurements Using			Estimated
	Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
As of December 31, 2025
Other investments	$5,000	$—	$—	$5,223	$5,223

Revolving credit facility	$36,000	$—	$36,000	$—	$36,000

Long-term debt:
4.55% Promissory Note	$4,080	$—	$—	$3,863	$3,863
5.50% Promissory Note	11,262	—	—	11,313	11,313
5.65% Promissory Note	16,535	—	—	16,615	16,615
Long-term debt	$31,877	$—	$—	$31,791	$31,791

Note 7 -- Intangible Assets, Net

The following table summarizes intangible assets, net:

	September 30,	December 31,
	2026	2025
In-place leases	$2,221	$2,221
Policy renewal rights - United	10,100	10,100
Non-compete agreements - United (a)	314	314
Total, at cost	12,635	12,635
Less: accumulated amortization	(10,771)	(9,952)
Intangible assets, net	$1,864	$2,683

(a)
Fully amortized.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Amortization expense for intangible assets was $60 and $637 for the three months ended September 30, 2026 and 2025, respectively, and $819 and $1,916 for the nine months ended September 30, 2026 and 2025, respectively.

Note 8 -- Revolving Credit Facility

As of September 30, 2026 and December 31, 2025, the Company had an outstanding balance of $36,000 under a senior secured revolving credit facility with Fifth Third Bank (“Revolving Credit Facility”). The Revolving Credit Facility, as amended on November 5, 2025, currently provides borrowing capacity of up to $150,000 and expires on November 5, 2030. Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the one or three month SOFR plus a ten basis points adjustment plus a margin based on the debt-to-capital ratio, with interest payments due in arrears on January 1, April 1, July 1, and October 1. In addition, the Company is subject to an unused commitment fee.

Interest expense for the Revolving Credit Facility was $637 and $619 for the three months ended September 30, 2026 and 2025, respectively, and $1,735 and $1,932 for the nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, the Company was in compliance with all required covenants and had an available borrowing capacity of $114,000.

Note 9 -- Long-Term Debt

The following table summarizes long-term debt:

			Interest	Payment	September 30,	December 31,
Debt Description	Issued	Maturity	Rate	Date	2026	2025
4.55% Promissory Note	7/6/2018	8/1/2036	4.55%	Monthly	$3,896	$4,125
5.50% Promissory Note	6/26/2023	7/1/2033	5.50%	Monthly	11,226	11,422
5.65% Promissory Note	7/24/2025	8/1/2035	5.65%	Monthly	16,654	16,896
Total principal amount					31,776	32,443
Less: unamortized issuance costs					(521)	(566)
Long-term debt					$31,255	$31,877

There were no significant changes in the Company’s long-term debt during the nine months ended September 30, 2026.

During the nine months ended September 30, 2025, the Company converted $172,500 in aggregate principal of its 4.75% convertible senior notes into consideration of 2,187,063 shares of the Company’s common stock and $1,133 in cash. The cash consideration included an inducement payment of $1,125 and $8 paid in lieu of fractional shares. The Company recognized an expense related to the inducement payment of $1,125 in other operating expenses on the consolidated statements of income and as financing cash flows on the consolidated statements of cash flows. In addition, the Company entered into a $17,000 loan agreement which bears interest at 5.65% with a maturity date of August 1, 2035 and is secured by commercial real estate in Haines City, Florida.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Interest expense for long-term debt was $450 and $400 for the three months ended September 30, 2026 and 2025, respectively, and $1,359 and $6,215 for the nine months ended September 30, 2026 and 2025, respectively.

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

Reinsurance contracts that do not transfer insurance risk are accounted for using the deposit method. Under the deposit method, net amounts paid, less any retained fees, are recorded as deposits within other assets in the consolidated balance sheets and within financing activities in the consolidated statements of cash flows. The adjustment of deposits to the ultimate expected cash flows is included in interest expense in the consolidated statements of income.

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

The impact of the reinsurance contracts on premiums written and earned is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Premiums Written:
Direct	$353,478	$315,428	$1,018,833	$941,220
Assumed	(428)	(257)	(2,746)	19,742
Gross written	353,050	315,171	1,016,087	960,962
Ceded	(96,929)	(106,088)	(302,796)	(308,245)
Net premiums written	$256,121	$209,083	$713,291	$652,717
Premiums Earned:
Direct	$306,226	$289,287	$886,675	$808,921
Assumed	9,846	11,792	76,427	95,169
Gross earned	316,072	301,079	963,102	904,090
Ceded	(96,929)	(106,088)	(302,796)	(308,245)
Net premiums earned	$219,143	$194,991	$660,306	$595,845

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

As of September 30, 2026 and December 31, 2025, net amounts recoverable from reinsurers were $236,022 and $289,896, respectively. During the three and nine months ended September 30, 2026, the Company derecognized ceded losses of $4,469 primarily related to a change in estimated losses from Hurricane Milton. During the three and nine months ended September 30, 2025, the Company derecognized ceded losses of $51,500 and $112,706, respectively, primarily attributable to a favorable change in estimated losses from Hurricane Milton.

As of September 30, 2026 and December 31, 2025, there were over 40 reinsurers participating in the Company’s reinsurance program. As of September 30, 2026, approximately 64.1% of the reinsurance recoverable balance was receivable from five reinsurers, one of which was the Florida Hurricane Catastrophe Fund. The allowance for credit losses related to reinsurance recoverable was not material to the consolidated balance sheets or consolidated statements of income for the periods presented.

Under contracts in effect prior to June 1, 2025, reinsurance costs could be adjusted by retrospective provisions under reinsurance contracts. There were no adjustments to premiums ceded related to retrospective provisions for the three and nine months ended September 30, 2026 and 2025.

Reinsurance provided to other insurance companies

United Property & Casualty Insurance Company

The Company formerly provided quota share reinsurance to United Property & Casualty Insurance Company (“United”) on its policies in the northeast and southeast regions of the U.S. United was placed into receivership by the State of Florida due to its financial insolvency. As a result, the Company ceased providing quota share reinsurance on United policies, together with other administrative services, in March 2023. The liabilities and obligations under this quota-share reinsurance agreement were not material as of September 30, 2026 and December 31, 2025. Additionally, the balance of funds withheld for assumed business, which represent net amounts owed to the Company related to the Company’s quota share reinsurance agreements with United, were not material as of September 30, 2026 and December 31, 2025.

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

The table below shows the number of policies (in actuals) and annualized gross premiums assumed from Citizens during the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Policies Assumed	—	—	—	13,917
Annualized Gross Premiums	$—	$—	$—	$35,820

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

The estimates of unpaid losses and LAE are subject to trends in claim severity and frequency and are continually reviewed. As part of the process, the Company reviews historical data and considers various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation, and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the existing unpaid losses and LAE. Adjustments are reflected in the results of operations in the period in which they are made and the liabilities may deviate substantially from prior estimates. Losses and LAE ceded to or recovered from reinsurers are recorded as a reduction to losses and LAE in the consolidated statements of income. Accordingly, losses and LAE in the consolidated statements of income are net of reinsurance.

Activity in the liability for losses and LAE is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Beginning balance, net (a)	$329,778	$321,557	$314,357	$323,335
Incurred, net of reinsurance, related to:
Current period	72,397	67,486	209,073	191,234
Prior periods	(7,038)	(1,333)	(7,038)	(1,333)
Total incurred, net of reinsurance	65,359	66,153	202,035	189,901
Paid, net of reinsurance, related to:
Current period	(37,237)	(42,674)	(90,545)	(78,826)
Prior periods	(19,542)	(24,731)	(87,489)	(114,105)
Total paid, net of reinsurance	(56,779)	(67,405)	(178,034)	(192,931)
Ending balance, net (a)	338,358	320,305	338,358	320,305
Add: reinsurance recoverable before allowance for credit losses	211,249	295,330	211,249	295,330
Ending balance	$549,607	$615,635	$549,607	$615,635

(a)
Liability for unpaid losses and LAE net of reinsurance recoverable for unpaid losses and LAE.

Incurred losses and LAE decreased for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to favorable development from prior years, partially offset by an increase due to a higher volume of policies in force. Incurred losses and LAE increased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to a higher volume of policies in force, partially offset by favorable development from prior years. There were no losses from catastrophes occurring during the three and nine months ended September 30, 2026 and 2025.

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

As of September 30, 2026 and December 31, 2025, the Company’s maximum exposure to loss relating to CORE was $25,000. CORE’s assets are legally restricted for the purpose of fulfilling obligations specific to CORE and its creditors have no legal right to pursue additional sources of payment from the Company.

Tailrow

Tailrow was formed and issued a $25,000 subordinated surplus note with an annual interest rate of 9% during 2024. Tailrow commenced business operations during 2025.

As of September 30, 2026 and December 31, 2025, the Company’s maximum exposure to loss relating to Tailrow was $25,000. Tailrow’s assets are legally restricted for the purpose of fulfilling obligations specific to Tailrow and its creditors have no legal right to pursue additional sources of payment from the Company.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

The following table summarizes the assets and liabilities related to the Company’s consolidated VIEs included in the consolidated balance sheets:

	September 30,	December 31,
	2026	2025
Assets
Fixed-maturity securities, available-for-sale, at fair value (amortized cost: $33,664 and $0, respectively, and allowance for credit losses: $0 and $0, respectively)	$32,908	$—
Total investments	32,908	—
Cash and cash equivalents	177,534	154,156
Restricted cash	654	636
Income taxes receivable	2,612	1,332
Deferred income tax assets, net	423	2,237
Premiums receivable, net (allowance: $1,500 and $1,406, respectively)	11,848	4,549
Prepaid reinsurance premium	589	2,499
Reinsurance recoverable, net of allowance for credit losses:
Paid losses and loss adjustment expenses (allowance: $0 and $0, respectively)	348	26
Unpaid losses and loss adjustment expenses (allowance: $1 and $1, respectively)	1,575	1,573
Deferred policy acquisition costs	10,595	4,464
Other assets	1,155	539
Total assets	$240,241	$172,011
Liabilities
Losses and loss adjustment expenses	$36,569	$24,810
Unearned premiums	95,505	73,086
Advance premiums	5,057	1,817
Ceded reinsurance premiums payable	8,357	933
Assumed premiums payable	361	837
Income taxes payable	1,293	2,857
Deferred income tax liabilities, net	247	127
Accrued expenses and other liabilities	5,982	2,162
Total liabilities	$153,371	$106,629

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

The Company’s segments are based on the manner in which the Company’s Chief Executive Officer, who is the chief operating decision maker (“CODM”), evaluates performance and makes decisions regarding the allocation of resources. The CODM evaluates performance and allocates resources using various measures primarily through reviews of various operational performance packages, investor presentations, and the Company’s SEC filings, as well as through the approval of the Company’s annual budget and forecast. The Company’s reported segment profit measure is income (loss) before income taxes as this measure is most consistent with the amounts included in the consolidated statements of income. Intersegment transactions are not eliminated from segment results while intrasegment transactions are eliminated from segment results. The accounting policies of the Company’s reportable segments are the same as those of the Company, except as otherwise noted. The determination of segments may change over time due to changes in operational emphasis, revenue, and results of operations.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

The following tables present segment information reconciled to the Company’s consolidated statements of income for the periods presented:

Three Months Ended September 30, 2026	Insurance Operations	Exzeo	Reciprocal Exchange Operations	Real Estate (a)	Corporate/ Other (b)	Reclassification/ Elimination	Consolidated
Revenue
Gross premiums earned (c)	$282,422	$—	$36,787	$—	$—	$(3,137)	$316,072
Premiums ceded	(80,759)	—	(19,307)	—	—	3,137	(96,929)
Net premiums earned	201,663	—	17,480	—	—	—	219,143
Net income from investment portfolio	14,232	3,680	1,772	—	1,659	(310)	21,033
Policy fee income	1,513	—	—	—	451	(210)	1,754
Other	4,722	55,187	(169)	4,374	6,211	(67,346)	2,979
Total revenue	222,130	58,867	19,083	4,374	8,321	(67,866)	244,909
Expenses
Losses and loss adjustment expenses	77,424	—	10,592	—	—	(22,657)	65,359
Amortization of deferred policy acquisition costs	26,683	—	3,121	—	—	—	29,804
Other policy acquisition expenses	15,276	9,796	4,550	—	3,677	(31,414)	1,885
Stock-based compensation expense	647	721	—	—	1,945	—	3,313
Interest expense	—	—	1,134	450	1,010	(1,134)	1,460
Depreciation and amortization	30	763	—	829	144	(696)	1,070
Personnel and other operating expenses	11,629	17,758	299	2,629	4,628	(11,218)	25,725
Total expenses	131,689	29,038	19,696	3,908	11,404	(67,119)	128,616
Income (loss) before income taxes (d)	$90,441	$29,829	$(613)	$466	$(3,083)	$(747)	$116,293
Total revenue from non-affiliates (e)	$215,234	$6,039	$22,219	$3,508	$1,226
Gross premiums written	$292,756		$60,294

(a)
Other revenue under Real Estate primarily consisted of rental income from investment properties.
(b)
Other revenue under Corporate and Other primarily consisted of management fees for AIF services.
(c)
Gross premiums earned under Insurance Operations included $3,137 earned from Reciprocal Exchange Operations.
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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Three Months Ended September 30, 2025	Insurance Operations	Exzeo	Reciprocal Exchange Operations	Real Estate (a)	Corporate/ Other (b)	Reclassification/ Elimination	Consolidated
Revenue
Gross premiums earned (c)	$282,950	$—	$19,562	$—	$—	$(1,433)	$301,079
Premiums ceded	(98,819)	—	(8,702)	—	—	1,433	(106,088)
Net premiums earned	184,131	—	10,860	—	—	—	194,991
Net income from investment portfolio	15,528	1,101	1,002	—	2,317	(587)	19,361
Policy fee income	2,693	—	—	—	36	(1,160)	1,569
Other	3,510	55,167	8	4,157	3,108	(65,521)	429
Total revenue	205,862	56,268	11,870	4,157	5,461	(67,268)	216,350
Expenses
Losses and loss adjustment expenses	84,535	—	6,008	—	—	(24,390)	66,153
Amortization of deferred policy acquisition costs	28,569	—	1,171	—	—	—	29,740
Other policy acquisition expenses	16,755	10,071	2,786	—	1,664	(29,364)	1,912
Stock-based compensation expense	307	730	—	—	1,658	—	2,695
Interest expense	—	—	1,134	400	619	(1,134)	1,019
Depreciation and amortization	611	758	—	733	189	(596)	1,695
Personnel and other operating expenses	10,547	16,354	236	2,460	4,639	(11,699)	22,537
Total expenses	141,324	27,913	11,335	3,593	8,769	(67,183)	125,751
Income (loss) before income taxes (d)	$64,538	$28,355	$535	$564	$(3,308)	$(85)	$90,599
Total revenue from non-affiliates (e)	$201,340	$1,101	$13,303	$3,292	$1,536
Gross premiums written	$292,826	$—	$22,345

(a)
Other revenue under Real Estate primarily consisted of rental income from investment properties.
(b)
Other revenue under Corporate and Other primarily consisted of management fees for AIF services.
(c)
Gross premiums earned under Insurance Operations included $1,433 earned from Reciprocal Exchange Operations.
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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Nine Months Ended September 30, 2026	Insurance Operations	Exzeo	Reciprocal Exchange Operations	Real Estate (a)	Corporate/ Other (b)	Reclassification/ Elimination	Consolidated
Revenue
Gross premiums earned (c)	$860,753	$—	$108,862	$—	$—	$(6,513)	$963,102
Premiums ceded	(269,383)	—	(39,926)	—	—	6,513	(302,796)
Net premiums earned	591,370	—	68,936	—	—	—	660,306
Net income from investment portfolio	41,959	9,155	4,573	—	4,351	(2,013)	58,025
Policy fee income	4,465	—	—	—	1,146	(630)	4,981
Other	12,905	168,507	(547)	13,137	17,025	(199,895)	11,132
Total revenue	650,699	177,662	72,962	13,137	22,522	(202,538)	734,444
Expenses
Losses and loss adjustment expenses	235,683	—	28,828	—	—	(62,476)	202,035
Amortization of deferred policy acquisition costs	82,302	—	7,835	—	—	—	90,137
Other policy acquisition expenses	49,757	32,008	13,711	—	9,751	(99,559)	5,668
Stock-based compensation expense	1,993	2,220	—	—	5,798	—	10,011
Interest expense	—	—	3,366	1,359	2,108	(3,366)	3,467
Depreciation and amortization	734	2,229	—	2,534	454	(2,126)	3,825
Personnel and other operating expenses	34,525	52,363	843	8,321	14,876	(34,277)	76,651
Total expenses	404,994	88,820	54,583	12,214	32,987	(201,804)	391,794
Income (loss) before income taxes (d)	$245,705	$88,842	$18,379	$923	$(10,465)	$(734)	$342,650
Total revenue from non-affiliates (e)	$634,573	$17,296	$79,474	$10,542	$2,847
Gross premiums written	$884,806	$—	$131,281

(a)
Other revenue under Real Estate primarily consisted of rental income from investment properties.
(b)
Other revenue under Corporate and Other primarily consisted of management fees for AIF services.
(c)
Gross premiums earned under Insurance Operations included $6,513 earned from Reciprocal Exchange Operations.
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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Nine Months Ended September 30, 2025	Insurance Operations	Exzeo	Reciprocal Exchange Operations	Real Estate (a)	Corporate/ Other (b)	Reclassification/ Elimination	Consolidated
Revenue
Gross premiums earned (c)	$847,354	$—	$60,648	$—	$—	$(3,912)	$904,090
Premiums ceded	(287,263)	—	(24,894)	—	—	3,912	(308,245)
Net premiums earned	560,091	—	35,754	—	—	—	595,845
Net income from investment portfolio	40,970	2,262	2,756	—	6,211	(2,046)	50,153
Policy fee income	5,224	—	—	—	41	—	5,265
Other	9,858	163,665	3	10,490	9,311	(189,887)	3,440
Total revenue	616,143	165,927	38,513	10,490	15,563	(191,933)	654,703
Expenses
Losses and loss adjustment expenses	237,715	—	13,622	—	—	(61,436)	189,901
Amortization of deferred policy acquisition costs	80,840	—	3,653	—	—	—	84,493
Other policy acquisition expenses	50,356	32,812	8,143	—	5,131	(91,445)	4,997
Stock-based compensation expense	1,105	2,159	—	—	5,098	—	8,362
Interest expense	—	—	3,366	831	7,316	(3,366)	8,147
Depreciation and amortization	1,833	2,197	—	1,883	574	(1,475)	5,012
Personnel and other operating expenses	33,862	47,320	1,299	6,257	14,237	(34,514)	68,461
Total expenses	405,711	84,488	30,083	8,971	32,356	(192,236)	369,373
Income (loss) before income taxes (d)	$210,432	$81,439	$8,430	$1,519	$(16,793)	$303	$285,330
Total revenue from non-affiliates (e)	$604,060	$4,012	$42,425	$7,896	$3,701
Gross premiums written	$889,857	$—	$71,105

(a)
Other revenue under Real Estate primarily consisted of rental income from investment properties.
(b)
Other revenue under Corporate and Other primarily consisted of management fees for AIF services.
(c)
Gross premiums earned under Insurance Operations included $3,912 earned from Reciprocal Exchange Operations.
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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

The following table presents gross premium earned by geographic location:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Florida	$287,373	$270,689	$876,415	$813,967
Non-Florida	28,699	30,390	86,687	90,123
Gross premiums earned	$316,072	$301,079	$963,102	$904,090

The following table presents segment assets reconciled to the Company’s total assets on the consolidated balance sheets:

	September 30,	December 31,
	2026	2025
Segments
Insurance Operations	$1,997,389	$1,895,081
Exzeo	397,494	347,734
Reciprocal Exchange Operations	261,705	184,453
Real Estate	136,326	130,971
Corporate and Other	107,153	120,686
Consolidation and Elimination	(186,305)	(149,997)
Total assets	$2,713,762	$2,528,928

As of September 30, 2026 and December 31, 2025, substantially all of the Company’s assets were located in Florida.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Note 14 -- Income Taxes

During the three months ended September 30, 2026 and 2025, the Company recorded income tax expense of $30,066 and $22,711, respectively, resulting in effective tax rates of 25.9% and 25.1%, respectively. Each rate represented the federal statutory tax rate of 21.0%, state taxes (net of federal benefits), and unfavorable non-deductible compensation expenses.

During the nine months ended September 30, 2026 and 2025, the Company recorded income tax expense of $88,480 and $72,933, respectively, resulting in an effective tax rate of 25.8% and 25.6%, respectively. Each rate represented the federal statutory tax rate of 21.0%, state taxes (net of federal benefits), and unfavorable non-deductible compensation expenses.

There were no significant changes in the Company’s valuation allowance on deferred income tax assets during the three and nine months ended September 30, 2026.

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

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

The computations of basic and diluted earnings per share for the periods presented were as follows:

	Three Months Ended			Three Months Ended
	September 30, 2026			September 30, 2025
	Income	Shares (a)	Per Share	Income	Shares (a)	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income	$86,227			$67,888
Less: Net income attributable to noncontrolling interests	(2,728)			(2,381)
Net income after noncontrolling interests	83,499			65,507
Less: Income attributable to participating securities	(2,488)			(2,385)
Basic Earnings Per Share:
Income attributable to common stockholders	81,011	12,148	$6.67	63,122	12,487	$5.05
Effect of Dilutive Securities:
Stock options	—	407		—	398
Warrants	—	8		—	7
Net impact from reallocation of undistributed earnings to participating securities	59	—		67	—
Diluted Earnings Per Share:
Income attributable to common stockholders	$81,070	12,563	$6.45	$63,189	12,892	$4.90
(a)
Shares in thousands.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

	Nine Months Ended			Nine Months Ended
	September 30, 2026			September 30, 2025
	Income	Shares (a)	Per Share	Income	Shares (a)	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income	$254,170			$212,397
Less: Net income attributable to noncontrolling interests	(23,467)			(11,046)
Net income after noncontrolling interests	230,703			201,351
Less: Income attributable to participating securities	(8,759)			(8,030)
Basic Earnings Per Share:
Income attributable to common stockholders	221,944	12,301	$18.04	193,321	11,399	$16.96
Effect of Dilutive Securities:
Stock options	—	397		—	383
Convertible senior notes	—	—		4,879	1,068
Warrants	—	8		—	7
Net impact from reallocation of undistributed earnings to participating securities	206	—		643	—
Diluted Earnings Per Share:
Income attributable to common stockholders	$222,150	12,706	$17.48	$198,843	12,857	$15.47
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

The following table summarizes the activity of subscriber surplus contributions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Beginning balance	$5,929	$2,405	$3,359	$1,691
Cash contributions	5,821	2,206	12,818	4,976
Return of contributions	(114)	(33)	(287)	(67)
Reclassification of nonrefundable subscriber surplus contributions	(3,274)	(1,355)	(7,528)	(3,377)
Ending balance	$8,362	$3,223	$8,362	$3,223

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Note 17 -- Equity

Stockholders’ Equity

Common Stock

Each share of common stock entitles the stockholder to one vote.

Share Repurchase Program

In March 2026, the Company’s Board of Directors authorized a program to repurchase up to $80,000, excluding commissions and other costs, of shares of the Company’s common stock through February 27, 2027 (“Share Repurchase Program”). The Share Repurchase Program permitted the Company to repurchase shares for cash periodically in open market purchases, block transactions, privately negotiated transactions in accordance with applicable federal securities laws, or by other means, including through the use of trading programs intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions, including Rule 10b-18 under that Act. The Share Repurchase Program did not obligate the Company to repurchase a specific number of shares of common stock and could have been canceled or suspended at any time without notice.

The Company completed the Share Repurchase Program on July 17, 2026. During the three and nine months ended September 30, 2026, the Company repurchased 30,721 and 504,330 shares of common stock for $5,534 and $80,000, respectively, excluding commissions and other costs, under the Share Repurchase Program. All of the shares repurchased were treated as retirements and reduced the number of shares issued and outstanding. The excess of the purchase price over the par value per share was recorded as a reduction of additional paid-in capital. Commissions and other costs on repurchases of common stock were not material.

Dividends

Stockholders are entitled to receive dividends when, as, and if declared by the Company’s Board of Directors out of funds legally available for that purpose. Unvested restricted stock awards have the right to share in dividends, if declared, equally with common stockholders on a nonforfeitable basis.

The following table represents the frequency and amount of all cash dividends declared on common stock for the periods presented:

Declaration Date	Date of Record	Payment Date	Per Share Amount
Nine Months Ended September 30, 2026
7/1/2026	8/21/2026	9/18/2026	$0.40
4/22/2026	5/15/2026	6/18/2026	$0.40
1/14/2026	2/20/2026	3/20/2026	$0.40
		Total	$1.20

Nine Months Ended September 30, 2025
7/1/2025	8/15/2025	9/19/2025	$0.40
4/23/2025	5/16/2025	6/20/2025	$0.40
1/14/2025	2/21/2025	3/21/2025	$0.40
		Total	$1.20

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Preferred Stock

As of September 30, 2026 and December 31, 2025, the Company had 20,000,000 preferred shares authorized, with no shares issued and outstanding.

Warrants

As of September 30, 2026 and December 31, 2025, there were 11,250 warrants outstanding at an exercise price of $54.40 with an expiration date of December 31, 2028.

At-The-Market Facility

On January 22, 2024, the Company implemented an “at-the-market” facility (“ATM Facility”) which gives the Company the ability to raise up to $75,000 through the issuance of new shares of common stock through a sales agent (“Sales Agent”). The Company has no obligation to sell, and the Sales Agent has no obligation to buy or sell, any shares of common stock under the ATM Facility. As of September 30, 2026, the remaining availability under the ATM Facility was $75,000.

Noncontrolling Interests

Exzeo

As of September 30, 2026, HCI Group, Inc. owned 75,000,000 of the 89,715,825 shares of Exzeo’s outstanding common stock. Of the shares not owned by HCI Group, Inc., 2,458,673 represent unvested restricted stock awards granted to Exzeo's employees.

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

May 2026 Exzeo Share Repurchase Program

In May 2026, Exzeo’s Board of Directors authorized a program to repurchase up to $12,000, excluding commissions and other costs, of shares of Exzeo’s common stock (“May 2026 Exzeo Share Repurchase Program”). The May 2026 Exzeo Share Repurchase Program permitted Exzeo to repurchase shares for cash periodically in open market purchases, block transactions, privately negotiated transactions in accordance with applicable federal securities laws, or by other means, including through the use of trading programs intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions, including Rule 10b-18 under that Act. The May 2026 Exzeo Share Repurchase Program did not obligate Exzeo to repurchase a specific number of shares of common stock and could have been canceled or suspended at any time without notice.

Exzeo completed the May 2026 Exzeo Share Repurchase Program on July 8, 2026. During the three and nine months ended September 30, 2026, Exzeo repurchased 107,422 and 834,250 shares of its common stock for $1,971 and $12,000, respectively, excluding commissions and other costs, under the May 2026 Exzeo Share Repurchase Program. All of the shares repurchased were treated as retirements and reduced the number of shares

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

issued and outstanding of Exzeo. Commissions and other costs on repurchases of noncontrolling interests were not material.

August 2026 Exzeo Share Repurchase Program

In August 2026, Exzeo’s Board of Directors authorized a program to repurchase up to $25,000, excluding commissions and other costs, of shares of Exzeo’s common stock (“August 2026 Exzeo Share Repurchase Program”). The August 2026 Exzeo Share Repurchase Program permits Exzeo to repurchase shares for cash periodically in open market purchases, block transactions, privately negotiated transactions in accordance with applicable federal securities laws, or by other means, including through the use of trading programs intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions, including Rule 10b-18 under that Act. The August 2026 Exzeo Share Repurchase Program does not obligate Exzeo to repurchase a specific number of shares of common stock and may be canceled or suspended at any time without notice.

During the three and nine months ended September 30, 2026, Exzeo repurchased 303,163 shares of its common stock for $4,980, excluding commissions and other costs, under the August 2026 Exzeo Share Repurchase Program. All of the shares repurchased were treated as retirements and reduced the number of shares issued and outstanding of Exzeo. Commissions and other costs on repurchases of noncontrolling interests were not material.

As of September 30, 2026, Exzeo may repurchase up to approximately $20,020 of additional shares of its common stock under the August 2026 Exzeo Share Repurchase Program.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale fixed-maturity securities carried at fair value, net of income taxes. Amounts included in accumulated other comprehensive income (loss) are reclassified to either net investment income or net realized investment gains (losses) in the consolidated statements of income when the underlying transactions are recognized in earnings. Other comprehensive income (loss) represents the change in accumulated other comprehensive income (loss), excluding changes resulting from ownership changes in noncontrolling interests, which are reflected as reclassifications between noncontrolling interests and accumulated other comprehensive income (loss).

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

The following table summarizes the activity with respect to accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2026 and 2025:

	Before Tax	Income Tax Effect	Total	Noncontrolling Interests	Accumulated Other Comprehensive Loss
Balance as of June 30, 2026	$(12,737)	$(3,190)	$(9,547)	$(165)	$(9,382)
Net unrealized losses	(40,809)	(10,219)	(30,590)	(1,417)	(29,173)
Reclassification to net investment income	3	1	2	—	2
Reclassification to net realized investment gains	(13)	(3)	(10)		(10)
Change in ownership interests	—	—	—	23	(23)
Balance as of September 30, 2026	$(53,556)	$(13,411)	$(40,145)	$(1,559)	$(38,586)

	Before Tax	Income Tax Effect	Total	Noncontrolling Interests	Accumulated Other Comprehensive Income
Balance as of June 30, 2025	$1,544	$386	$1,158	$—	$1,158
Net unrealized gains	1,205	302	903	—	903
Reclassification to net realized investment gains	(33)	(8)	(25)	—	(25)
Balance as of September 30, 2025	$2,716	$680	$2,036	$—	$2,036

	Before Tax	Income Tax Effect	Total	Noncontrolling Interests	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2025	$1,946	$487	$1,459	$—	$1,459
Net unrealized losses	(55,603)	(13,923)	(41,680)	(1,582)	(40,098)
Reclassification to net investment income	161	40	121	—	121
Reclassification to net realized investment gains	(60)	(15)	(45)	—	(45)
Change in ownership interests	—	—	—	23	(23)
Balance as of September 30, 2026	$(53,556)	$(13,411)	$(40,145)	$(1,559)	$(38,586)

	Before Tax	Income Tax Effect	Total	Noncontrolling Interests	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2024	$(999)	$(250)	$(749)	$—	$(749)
Net unrealized gains	3,782	947	2,835	—	2,835
Reclassification to net realized investment gains	(67)	(17)	(50)	—	(50)
Balance as of September 30, 2025	$2,716	$680	$2,036	$—	$2,036

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Note 18 -- Stock-Based Compensation

The Company grants stock-based awards to participants under HCI Group, Inc.’s 2012 Omnibus Incentive Plan (“HCI Plan”) and Exzeo Group, Inc.’s 2025 Omnibus Incentive Plan (“Exzeo Plan”). Stock-based compensation expense is included in general and administrative personnel expenses in the consolidated statements of income and consisted of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restricted stock awards	$2,595	$1,968	$7,802	$6,232
Exzeo stock options	—	347	—	1,036
Exzeo restricted stock awards	718	380	2,209	1,094
Stock-based compensation expense	$3,313	$2,695	$10,011	$8,362

Stock-based compensation awards are classified as equity and awards related to the Exzeo Plan are included as a component of noncontrolling interests.

HCI Plan

As of September 30, 2026, there were 642,840 shares available for issuance under the HCI Plan.

Stock Options

The following table summarizes the activity related to stock options granted under the HCI Plan during the nine months ended September 30, 2026:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding as of December 31, 2025	590,000	$51.54	3.9 years	$82,687
Granted	—	$—
Exercised	(20,000)	$40.00
Forfeited	—	$—
Outstanding as of September 30, 2026	570,000	$51.95	3.2 years	$69,467
Exercisable as of September 30, 2026	570,000	$51.95	3.2 years	$69,467

As of September 30, 2026, there was no unrecognized compensation expense related to stock options under the HCI Plan.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Restricted Stock Awards

The following table summarizes the activity related to restricted stock awards granted under the HCI Plan during the nine months ended September 30, 2026:

	Number of	Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Unvested as of December 31, 2025	494,635	$73.31
Granted	3,750	$162.12
Vested	(203,855)	$34.70
Forfeited	(2,289)	$132.26
Unvested as of September 30, 2026	292,241	$100.93

In May 2026, there were 193,500 restricted stock awards that vested as a result of meeting the requisite market condition that the price per share exceeded $140 for a period of 30 consecutive trading days in May 2025.

As of September 30, 2026, there were 200,000 unvested restricted stock awards granted under the HCI Plan with a market condition. These awards have not met the requisite market condition of the Company’s share price reaching $200 per share for 30 consecutive trading days.

As of September 30, 2026, there was $13,374 of unrecognized compensation expense related to unvested restricted stock awards granted under the HCI Plan, which is expected to be recognized over a weighted-average period of 1.9 years.

Exzeo Plan

Exzeo maintained its 2021 Omnibus Plan under which shares of Exzeo common stock were authorized for issuance as stock-based compensation awards. On November 4, 2025, Exzeo terminated its 2021 Omnibus Plan and adopted the Exzeo Plan, which authorizes the issuance of up to 10,000,000 shares of Exzeo’s common stock. Awards outstanding under the Exzeo 2021 Omnibus Plan continue to be governed by the terms of that plan and are incremental to, and do not count against, the authorized share pool of the Exzeo Plan. As of September 30, 2026, there were 9,838,020 shares available for issuance under the Exzeo Plan.

Exzeo Stock Options

As of September 30, 2026, there were 6,350,000 Exzeo stock options outstanding with a weighted-average exercise price of $23.00. All of the Exzeo stock options were fully vested; however, 6,000,000 were not exercisable without the approval of HCI Group, Inc.’s Board of Directors.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Exzeo Restricted Stock Awards

As of September 30, 2026, there were 2,458,673 unvested Exzeo restricted stock awards outstanding with a weighted-average grant date fair value of $4.84. There was $9,648 of unrecognized compensation expense related to unvested Exzeo restricted stock awards, which is expected to be recognized over a weighted-average period of 3.5 years.

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

Rental Income

The Company leases commercial and retail properties, boat slips, and docks to non-affiliates at various terms. There were no significant changes in the Company’s minimum rental payments to be received under operating leases during the three and nine months ended September 30, 2026.

Capital Commitments

As described in Note 5 “Investments” under Limited Partnership Investments, the Company is contractually committed to capital contributions for limited partnership investments. As of September 30, 2026, there was an aggregate unfunded balance of $4,277.

FIGA Assessments

The Company’s insurance subsidiaries, as member insurers, are required to collect and remit pass-through assessments to the Florida Insurance Guaranty Association (“FIGA”) on a quarterly basis. As of September 30, 2026 and December 31, 2025, the FIGA assessments payable by the Company were $3,229 and $2,034, respectively.

HCI GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except share and per share amounts, unless otherwise stated)

Note 20 -- Related Party Transactions

HCPCI, TTIC, CORE, and Tailrow have reinstatement premium protection reinsurance contracts (“RPP”) with various reinsurers. The purpose of the RPP contracts is to indemnify HCPCI, TTIC, CORE, and Tailrow for the reinstatement premium which HCPCI, TTIC, CORE, and Tailrow pay or become liable to pay under the reinstatement provisions of the respective excess of loss reinsurance contracts. For one of the RPP contracts, Oxbridge Reinsurance Limited (“Oxbridge”) participated as a subscribing reinsurer with HCPCI and Tailrow as collective reinsureds for the 2025-2026 treaty year. One of the Company’s non-employee directors, Jay Madhu, serves as Oxbridge’s Chairman of its Board of Directors and Chief Executive Officer and is an investor in that company. For its participation on the RPP contract, Oxbridge’s net annual premium was $930 and was paid by HCPCI and Tailrow over four installments. Management believes the premium rate was competitive with market rates. A trust account has been established with HCPCI and Tailrow as collective beneficiaries and Oxbridge as grantor. Each of the four premium installments was deposited into the trust account in order to fully collateralize Oxbridge’s obligations under the RPP contract. Trust assets may be withdrawn by HCPCI and Tailrow to indemnify HCPCI and Tailrow for Oxbridge’s obligations under the provisions of the RPP contract. Total net premiums to Oxbridge were $910 for the 2024-2025 treaty year. During the three and nine months ended September 30, 2026, the Company paid Oxbridge $0 and $408, respectively, in fees for transaction services related to the 2026-2027 treaty year. Oxbridge did not participate as a subscribing reinsurer for the 2026-2027 treaty year.

Note 21 -- Subsequent Events

On October 9, 2026, Hurricane Isaias made landfall in Florida near Destin in the Florida Panhandle as a Category 2 storm. The consolidated pre-tax net loss, including loss adjustment expenses and expected reinsurance recoveries, due to Hurricane Isaias is estimated to be approximately $15,000.

On October 14, 2026, the Company’s Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on December 18, 2026 to stockholders of record on November 20, 2026.

Between October 1, 2026 and November 3, 2026, Exzeo repurchased an additional 210,048 shares of its common stock for $3,360, excluding commissions and other costs, under the August 2026 Exzeo Share Repurchase Program.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on February 26, 2026 (“2025 Annual Report”). This section is intended to (i) provide material information relevant to the assessment of our results of operations and cash flows; (ii) enhance the understanding of our financial condition, changes in financial condition, and results of operations; and (iii) discuss material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of future performance or of future financial condition.

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

HCI Group, Inc.’s common stock is currently listed on the New York Stock Exchange (“NYSE”) under the symbol “HCI.” Exzeo completed its initial public offering in November of 2025 and is currently listed on the NYSE under the symbol “XZO.” As of September 30, 2026, HCI Group, Inc. owned approximately 83.6% of Exzeo’s outstanding shares of common stock, inclusive of unvested restricted stock.

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

Our insurance business has grown both organically and through strategic policy assumptions, which have been a key driver of our expansion. We have participated in legislatively mandated take-out programs, designed to reduce the state’s risk exposure by transitioning policies from Citizens Property Insurance Corporation (“Citizens”), a

Florida state-supported insurer, to private insurers. We selectively pursue additional assumption opportunities with Citizens when they align with our risk appetite and growth strategy. We also assume policies from other insurance companies in Florida and/or any other state in which we operate.

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

On October 9, 2026, Hurricane Isaias made landfall in Florida near Destin in the Florida Panhandle as a Category 2 storm. The consolidated pre-tax net loss, including loss adjustment expenses and expected reinsurance recoveries, due to Hurricane Isaias is estimated to be approximately $15.0 million.

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

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands, except per share amounts or as otherwise indicated):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		QTD	YTD
	2026	2025	2026	2025	Change*	Change*
Revenue
Gross premiums earned	$316,072	$301,079	$963,102	$904,090	$14,993	$59,012
Premiums ceded	(96,929)	(106,088)	(302,796)	(308,245)	9,159	5,449
Net premiums earned	219,143	194,991	660,306	595,845	24,152	64,461
Net investment income	21,669	17,529	57,860	47,725	4,140	10,135
Net realized investment gains	549	618	2,305	1,940	(69)	365
Net unrealized investment (losses) gains	(1,185)	1,214	(2,140)	488	(2,399)	(2,628)
Policy fee income	1,754	1,569	4,981	5,265	185	(284)
Other	2,979	429	11,132	3,440	2,550	7,692
Total revenue	244,909	216,350	734,444	654,703	28,559	79,741
Expenses
Losses and loss adjustment expenses	65,359	66,153	202,035	189,901	(794)	12,134
Policy acquisition and other underwriting expenses	31,689	31,652	95,805	89,490	37	6,315
General and administrative personnel expenses	23,671	20,806	69,972	61,274	2,865	8,698
Interest expense	1,460	1,019	3,467	8,147	441	(4,680)
Other operating expenses	6,437	6,121	20,515	20,561	316	(46)
Total expenses	128,616	125,751	391,794	369,373	2,865	22,421
Income before income taxes	116,293	90,599	342,650	285,330	25,694	57,320
Income tax expense	30,066	22,711	88,480	72,933	7,355	15,547
Net income	86,227	67,888	254,170	212,397	18,339	41,773
Net income attributable to noncontrolling interests	(2,728)	(2,381)	(23,467)	(11,046)	(347)	(12,421)
Net income after noncontrolling interests	$83,499	$65,507	$230,703	$201,351	$17,992	$29,352
Ratios to Net Premiums Earned:
Loss Ratio	29.8%	33.9%	30.6%	31.9%	(4.1)%	(1.3)%
Expense Ratio	28.2%	30.0%	28.2%	28.8%	(1.8)%	(0.6)%
Combined Ratio	58.0%	63.9%	58.8%	60.7%	(5.9)%	(1.9)%
Ratios to Gross Premiums Earned:
Loss Ratio	20.7%	22.0%	21.0%	21.0%	(1.3)%	—
Expense Ratio	19.6%	19.5%	19.3%	18.9%	0.1%	0.4%
Combined Ratio	40.3%	41.5%	40.3%	39.9%	(1.2)%	0.4%
Earnings Per Share:
Basic	$6.67	$5.05	$18.04	$16.96	$1.62	$1.08
Diluted	$6.45	$4.90	$17.48	$15.47	$1.55	$2.01
* QTD - Quarter-to-Date; YTD - Year-to-Date

Comparison of the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025

Gross Premiums Earned increased primarily due to a higher volume of policies in force as a result of the addition of policies assumed from Citizens during the first and fourth quarters of 2025 while average premium per policy remained relatively consistent.

For the three months ended September 30, 2026, gross premiums earned were $282.4 million from Insurance Operations and $36.8 million from Reciprocal Exchange Operations. For the three months ended September 30, 2025, gross premiums earned were $283.0 million from Insurance Operations and $19.6 million from Reciprocal Exchange Operations.

Premiums Ceded decreased due to lower costs associated with our 2026-2027 catastrophe reinsurance programs, which began on June 1, 2026, and represented 30.7% and 35.2% of gross premiums earned during the three months ended September 30, 2026 and 2025, respectively.

Our premiums ceded represent costs of reinsurance (i) to cover losses from catastrophes that exceed the retention levels defined by our catastrophe excess of loss reinsurance contracts, (ii) to provide additional loss coverage on a high-value individual risk basis through facultative reinsurance, or (iii) to assume a proportional share of losses as defined in a quota share agreement. The rates we pay for reinsurance are based primarily on policy exposures reflected in gross premiums earned. Under contracts in effect prior to June 1, 2025, reinsurance costs could be adjusted by retrospective provisions under reinsurance contracts. There were no adjustments to premiums ceded related to retrospective provisions for the three months ended September 30, 2026 and 2025.

Net Premiums Earned represent gross premiums earned less premiums ceded.

The following is a reconciliation of our Net Premiums Written to Net Premiums Earned for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended
	September 30,
	2026	2025
Net Premiums Written	$256,121	$209,083
Increase in Unearned Premiums	(36,978)	(14,092)
Net Premiums Earned	$219,143	$194,991

Net premiums written represent premiums charged on policies issued during the period less any applicable reinsurance costs and increased primarily due to a higher volume of policies in force while average premium per policy remained relatively consistent. We had approximately 287,000 policies in force as of September 30, 2026 compared with approximately 264,000 policies in force as of September 30, 2025.

Net Investment Income increased primarily as a result of an increase in our invested assets.

Other Revenue increased primarily as a result of the addition of new customers to Exzeo’s insurance technology platform.

Losses and Loss Adjustment Expenses decreased due to favorable development from prior years recorded during the three months ended September 30, 2026, partially offset by an increase due to a higher volume of policies in force. The gross loss ratio for the three months ended September 30, 2026 was 20.7% compared with 22.0% for the three months ended September 30, 2025. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses primarily reflect the amortization of deferred acquisition costs such as commissions payable to agents for production and renewal of policies and premium taxes. The overall increase was primarily due to a higher volume of premiums in force, partially offset by a premium tax refund recognized during the three months ended September 30, 2026.

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

Interest Expense increased primarily as a result of reinsurance contracts accounted for using the deposit method in connection with the 2026-2027 catastrophe reinsurance programs.

Income Tax Expense increased primarily as a result of an increase in income before income taxes. The effective tax rate for the three months ended September 30, 2026 and 2025 was 25.9% and 25.1%, respectively, and each rate represented the federal statutory tax rate of 21.0%, state taxes (net of federal benefits), and unfavorable non-deductible compensation expenses.

Net Income Attributable to Noncontrolling Interests increased primarily as a result of the dilution of HCI Group, Inc.’s ownership of Exzeo as a result of Exzeo’s initial public offering in November 2025, partially offset by a decrease in net income generated by Reciprocal Insurance Exchange Operations.

Ratios

The gross loss ratio decreased primarily due to favorable development from prior years recorded during the three months ended September 30, 2026.

The gross expense ratio remained relatively consistent for the three months ended September 30, 2026 and 2025.

The net combined ratio decreased primarily due to the favorable movement in ceded premiums and a lower loss ratio resulting from favorable prior-year development recorded during the three months ended September 30, 2026.

Comparison of the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025

Gross Premiums Earned increased primarily due to a higher volume of policies in force as a result of the addition of policies assumed from Citizens during the first and fourth quarters of 2025 while average premium per policy remained relatively consistent.

For the nine months ended September 30, 2026, gross premiums earned were $860.8 million from Insurance Operations and $108.9 million from Reciprocal Exchange Operations. For the nine months ended September 30, 2025, gross premiums earned were $847.4 million from Insurance Operations and $60.6 million from Reciprocal Exchange Operations.

Premiums Ceded decreased due to lower costs associated with our 2026-2027 catastrophe reinsurance programs, which began on June 1, 2026, and represented 31.4% and 34.1% of gross premiums earned during the nine months ended September 30, 2026 and 2025, respectively.

There were no adjustments to premiums ceded related to retrospective provisions for the nine months ended September 30, 2026 and 2025.

Net Premiums Earned represent gross premiums earned less premiums ceded.

The following is a reconciliation of our Net Premiums Written to Net Premiums Earned for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended
	September 30,
	2026	2025
Net Premiums Written	$713,291	$652,717
Increase in Unearned Premiums	(52,985)	(56,872)
Net Premiums Earned	$660,306	$595,845

Net premiums written increased primarily due to a higher volume of policies in force while average premium per policy remained relatively consistent.

Net Investment Income increased primarily as a result of an increase in our invested assets.

Other Revenue increased primarily as a result of the addition of new customers to Exzeo’s insurance technology platform.

Losses and Loss Adjustment Expenses increased due to a higher volume of policies in force, partially offset by favorable development from prior years recorded during the nine months ended September 30, 2026. The gross loss ratio was 21.0% for both the nine months ended September 30, 2026 and 2025. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates.”

Policy Acquisition and Other Underwriting Expenses increased primarily due to a higher volume of premiums in force, partially offset by a premium tax refund recognized during the nine months ended September 30, 2026.

General and Administrative Personnel Expenses increased due to additional personnel, annual merit increases, stock-based compensation, and lower reinsurance recoveries related to claims processing for catastrophes.

Interest Expense decreased primarily as a result of approximately $172.5 million of 4.75% convertible senior notes being converted during the second quarter of 2025. The conversion also resulted in $1.1 million of debt conversion expense included in other operating expenses.

Income Tax Expense increased primarily as a result of an increase in income before income taxes. The effective tax rate for the nine months ended September 30, 2026 and 2025 was 25.8% and 25.6%, respectively. Each rate represented the federal statutory tax rate of 21.0%, state taxes (net of federal benefits), and unfavorable non-deductible compensation expenses.

Net Income Attributable to Noncontrolling Interests increased primarily as a result of an increase in net income generated by Reciprocal Insurance Exchange Operations as well as the dilution of HCI Group, Inc.’s ownership of Exzeo as a result of Exzeo’s initial public offering in November 2025.

Ratios

The gross loss ratio, gross expense ratio, and net combined ratio each remained relatively consistent for the nine months ended September 30, 2026 and 2025.

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

As of September 30, 2026, we have $743.5 million of cash and cash equivalents. We believe that we maintain sufficient liquidity to pay claims and expenses, as well as to satisfy commitments in the event of unforeseen events such as reinsurer insolvencies, inadequate premium rates, or reserve deficiencies. We maintain a comprehensive reinsurance program at levels management considers adequate to diversify risk and safeguard our financial position.

In the future, we anticipate our primary use of funds will be to pay claims, reinsurance premiums, interest and principal on our debt, dividends, and to fund operating expenses and real estate acquisitions. From time to time, our use of funds may also include repurchases of shares of our common stock or other strategic initiatives.

Revolving Credit Facility

As of September 30, 2026, we had an outstanding balance of $36.0 million under a senior secured revolving credit facility with Fifth Third Bank (“Revolving Credit Facility”). The Revolving Credit Facility currently provides borrowing capacity of up to $150.0 million and expires on November 5, 2030. Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the one or three month Secured Overnight Financing Rate plus a ten basis points adjustment plus a margin based on the debt-to-capital ratio, with interest payments due in arrears on January 1, April 1, July 1, and October 1.

As of September 30, 2026, we were in compliance with all required covenants and had an available borrowing capacity of $114.0 million.

Long-Term Debt

The following table summarizes the principal and interest payment obligations of our long-term debt as of September 30, 2026 (principal in thousands):

					September 30,
Debt Description	Issued	Maturity	Interest Rate	Payment Date	2026
4.55% Promissory Note	7/6/2018	8/1/2036	4.55%	Monthly	$3,896
5.50% Promissory Note	6/26/2023	7/1/2033	5.50%	Monthly	11,226
5.65% Promissory Note	7/24/2025	8/1/2035	5.65%	Monthly	16,654
Total principal amount					$31,776

There were no significant changes in long-term debt during the nine months ended September 30, 2026.

At-The-Market Facility

On January 22, 2024, we implemented an “at-the-market” facility (“ATM Facility”) which gives us the ability to raise up to $75.0 million through the issuance of new shares of common stock through a sales agent (“Sales Agent”). We have no obligation to sell, and the Sales Agent has no obligation to buy or sell, any shares of common stock under the ATM Facility. As of September 30, 2026, the remaining availability under the ATM Facility was $75.0 million.

Share Repurchase Program

In March 2026, our Board of Directors authorized a program to repurchase up to $80.0 million, excluding commissions and other costs, of shares of our common stock through February 27, 2027 (“Share Repurchase Program”). The Share Repurchase Program permitted us to repurchase shares for cash periodically in open market purchases, block transactions, privately negotiated transactions in accordance with applicable federal securities laws, or by other means, including through the use of trading programs intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions, including Rule 10b-18 under that Act. The Share Repurchase Program did not obligate us to repurchase a specific number of shares of common stock and could have been canceled or suspended at any time without notice.

We completed the Share Repurchase Program on July 17, 2026. During the three and nine months ended September 30, 2026, we repurchased 30,721 and 504,330 shares of common stock for $5.5 million and $80.0 million, respectively, excluding commissions and other costs, under the Share Repurchase Program.

May 2026 Exzeo Share Repurchase Program

In May 2026, Exzeo’s Board of Directors authorized a program to repurchase up to $12.0 million, excluding commissions and other costs, of shares of Exzeo’s common stock (“May 2026 Exzeo Share Repurchase Program”). The May 2026 Exzeo Share Repurchase Program permitted Exzeo to repurchase shares for cash periodically in open market purchases, block transactions, privately negotiated transactions in accordance with applicable federal securities laws, or by other means, including through the use of trading programs intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions, including Rule 10b-18 under that Act. The May 2026 Exzeo Share Repurchase Program did not obligate Exzeo to repurchase a specific number of shares of common stock and could have been canceled or suspended at any time without notice.

Exzeo completed the May 2026 Exzeo Share Repurchase Program on July 8, 2026. During the three and nine months ended September 30, 2026, Exzeo repurchased 107,422 and 834,250 shares of its common stock for $2.0 million and $12.0 million, respectively, excluding commissions and other costs, under the May 2026 Exzeo Share Repurchase Program.

August 2026 Exzeo Share Repurchase Program

In August 2026, Exzeo’s Board of Directors authorized a program to repurchase up to $25.0 million, excluding commissions and other costs, of shares of Exzeo’s common stock (“August 2026 Exzeo Share Repurchase Program”). The August 2026 Exzeo Share Repurchase Program permits Exzeo to repurchase shares for cash periodically in open market purchases, block transactions, privately negotiated transactions in accordance with applicable federal securities laws, or by other means, including through the use of trading programs intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions, including Rule 10b-18 under that Act. The August 2026 Exzeo Share Repurchase Program does not obligate Exzeo to repurchase a specific number of shares of common stock and may be canceled or suspended at any time without notice.

During the three and nine months ended September 30, 2026, Exzeo repurchased 303,163 shares of its common stock for $5.0 million, excluding commissions and other costs, under the August 2026 Exzeo Share Repurchase Program. As of September 30, 2026, Exzeo may repurchase up to approximately $20.0 million of additional shares of its common stock under the August 2026 Exzeo Share Repurchase Program.

Between October 1, 2026 and November 3, 2026, Exzeo repurchased an additional 210,048 shares of its common stock for $3,360, excluding commissions and other costs, under the August 2026 Exzeo Share Repurchase Program.

Investments

The main objective of our investment policy is to maximize our after-tax investment income with a reasonable level of risk given the current financial market. Our excess cash is invested primarily in money market accounts, certificates of deposit, and available-for-sale fixed-maturity and equity securities.

As of September 30, 2026, we had $1.3 billion of available-for-sale fixed-maturity and equity investments, which are carried at fair value, and our available-for-sale fixed-maturity securities had a weighted-average duration of 4.1 years. Changes in the general interest rate environment affect the returns available on new available-for-sale fixed-maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing available-for-sale fixed-maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new available-for-sale fixed-maturity investments but increases the market value of existing available-for-sale fixed-maturity investments, creating the opportunity for realized investment gains on disposition.

In the future, we may alter our investment policy with regard to investments in federal, state and municipal obligations, preferred and common equity securities and real estate mortgages, as permitted by applicable law, including insurance regulations.

Limited Partnership Investments

As of September 30, 2026, we had $16.1 million of limited partnership investments consisting of six private equity funds managed by their general partners. Withdrawals from limited partnership investments are generally not permitted and distributions occur when the underlying investments of the limited partnership investments are liquidated. Additionally, two of these funds have unexpired capital commitments which are callable at the discretion of the fund’s general partner for funding new investments or expenses of the fund. Although capital commitments for the four remaining funds have expired, the general partners may request additional funds under certain circumstances. As of September 30, 2026, there were unexpired capital commitments of $4.3 million.

Real Estate Investments

Real estate investments have long been a significant component of our overall investment portfolio and help offset the volatility of other higher-risk assets. Thus, we may consider expanding our real estate investments portfolio should an opportunity arise.

Dividends

On October 14, 2026, our Board of Directors declared a quarterly dividend of $0.40 per common share. The dividends are payable on December 18, 2026 to stockholders of record on November 20, 2026.

Sources and Uses of Cash

The following table is a summary of our cash flow activity for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Net cash provided by operating activities	$348,791	$333,679	$15,112
Net cash (used in) provided by investing activities	(691,685)	122,820	(814,505)
Net cash used in financing activities	(122,640)	(852)	(121,788)
Effect of exchange rate changes on cash	(213)	(160)	(53)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(465,747)	$455,487	$(921,234)

Cash Flows for the Nine Months Ended September 30, 2026

Net cash provided by operating activities consisted primarily of cash received from net premiums written and reinsurance recoveries of approximately $49.4 million, partially offset by cash disbursed for operating expenses, losses and loss adjustment expenses, and interest payments.

Net cash used in investing activities consisted primarily of $752.8 million of purchases of available-for-sale fixed-maturity and equity securities, partially offset by $46.8 million of proceeds from sales of available-for-sale fixed-maturity and equity securities and $13.9 million of proceeds from calls, repayments and maturities of available-for-sale fixed-maturity securities.

Net cash used in financing activities consisted primarily of $80.0 million of repurchases of common stock, $17.0 million of repurchases of noncontrolling interests, $15.2 million of common stock dividends, $11.3 million of payments for deposit accounting assets, and $11.3 million of net share settlements. These cash outflows were partially offset by $12.5 million of net subscriber surplus contributions.

Cash Flows for the Nine Months Ended September 30, 2025

Net cash provided by operating activities consisted primarily of cash received from net premiums written and reinsurance recoveries of approximately $116.1 million, partially offset by cash disbursed for operating expenses, losses and loss adjustment expenses, and interest payments.

Net cash provided by investing activities consisted primarily of $440.0 million of proceeds from calls, repayments and maturities of available-for-sale fixed-maturity securities and $33.9 million of proceeds from sales of available-for-sale fixed-maturity and equity securities, partially offset by $317.7 million of purchases of available-for-sale fixed-maturity and equity securities and $28.5 million of purchases of real estate investments.

Net cash used in financing activities consisted primarily of $14.1 million of common stock dividends, a $6.0 million net repayment of our Revolving Credit Facility, and a $1.1 million induced debt conversion payment, partially offset by $17.0 million of proceeds from the issuance of promissory notes and $4.9 million of net subscriber surplus contributions.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2026, we had unexpired capital commitments for limited partnerships investments of $4.3 million as described above. We do not have any other arrangements giving rise to material obligations not reported in our consolidated balance sheets as described in Item 303 of SEC Regulation S-K.

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

We believe our accounting policies and estimates related to losses and loss adjustment expenses, reinsurance recoverable, income taxes, stock-based compensation expense, and limited partnership investments involve our most significant judgments and estimates and are critical to our consolidated financial statements.

Our critical accounting policies and estimates, as well as their related risks, are more fully described in our 2025 Annual Report. During the nine months ended September 30, 2026, there have been no material changes with respect to any of our critical accounting policies and estimates.

Reserves for Losses and Loss Adjustment Expenses

Our liability for losses and loss adjustment expenses (“Reserves”) is specific to property insurance, which is our insurance subsidiaries’ only line of business. The Reserves include both case reserves on reported claims and our reserves for incurred but not reported (“IBNR”) losses. As of each period-end date, the balance of our Reserves is based on our best estimate of the ultimate cost of reported claims and IBNR losses, based primarily on our historical experience.

IBNR represents our estimate of the ultimate cost of claims that have occurred but have not been reported to us, including claims that may not yet be known to the insured, as well as future development of reported claims. Estimating the IBNR component of our Reserves involves considerable judgment on the part of management. As of September 30, 2026, $500.0 million of the total $549.6 million of Reserves was attributable to our estimate of IBNR. The remaining $49.6 million related to known cases that had been reported but not yet fully settled and represented our best estimate of the cost to settle such claims. As of September 30, 2026, $38.3 million of the $49.6 million in reserves for known cases related to claims incurred during prior years.

Our Reserves decreased from $576.5 million as of December 31, 2025 to $549.6 million as of September 30, 2026. The $26.9 million decrease consisted of (i) reductions in non-catastrophe Reserves of $81.1 million for 2025 and prior loss years; (ii) reductions in catastrophe Reserves of $64.3 million primarily related to Hurricane Ian, Hurricane Helene, and Hurricane Milton; and (iii) an offsetting increase of $118.5 million in non-catastrophe Reserves established for the 2026 loss year. No Reserves were established for catastrophe losses occurring during the nine months ended September 30, 2026. The non-catastrophe Reserves established for the 2026 loss year were primarily attributable to IBNR as of September 30, 2026. The $145.4 million decrease in Reserves related to the 2025 and prior loss years was due to the settlement of claims and favorable development in loss estimates.

Based on all information known to us, we believe our Reserves as of September 30, 2026 are adequate to cover our losses and loss adjustment expenses incurred, including IBNR losses. However, these estimates are continually reviewed by management as they are subject to significant variability and may be impacted by trends in claim severity and frequency or unusual exposures not yet identified. We review historical data and consider various factors, including known and anticipated regulatory and legal developments, changes in social attitudes, inflation, and economic conditions. As experience develops and other data becomes available, these estimates are revised, as required, resulting in increases or decreases to the Reserves. Adjustments are reflected in the results of operations in the period in which they are made, and the liabilities may deviate substantially from prior estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 3 “Recent Accounting Pronouncements” to the consolidated financial statements for further information about recent accounting pronouncements and adoptions.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2026, our investment portfolio included available-for-sale fixed-maturity and equity securities. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet our obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities prices. Accordingly, our investments are generally not for trading or speculative purposes, and any such trading activities are not material. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Our investment securities are managed primarily by an investment committee appointed by our Board of Directors. From time to time, our investment committee may decide to invest in low-risk assets such as U.S. government bonds.

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

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our available-for-sale fixed-maturity securities as of September 30, 2026 (dollar amounts in thousands):

Hypothetical Change in Interest Rates	Estimated Fair Value	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$1,108,955	$(132,489)	-11%
200 basis point increase	1,150,157	(91,287)	-7%
100 basis point increase	1,194,320	(47,124)	-4%
100 basis point decrease	1,291,528	50,084	4%
200 basis point decrease	1,344,573	103,129	8%
300 basis point decrease	1,400,580	159,136	13%

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

The following table presents the composition of our available-for-sale fixed-maturity securities, by rating, as of September 30, 2026 (dollar amounts in thousands):

	Cost or	% of Total		% of Total
	Amortized	Amortized	Estimated	Estimated
Credit Rating	Cost	Cost	Fair Value	Fair Value
AAA	$2,516	0%	$2,520	0%
AA+, AA, AA-	1,030,587	80%	983,707	79%
A+, A, A-	69,294	5%	66,844	6%
BBB+, BBB, BBB-	178,236	14%	174,337	14%
BB+, BB, BB-	2,814	0%	2,759	0%
B+, B, B-	2,590	0%	2,355	0%
Not Rated	8,963	1%	8,922	1%
Available-for-sale fixed-maturity securities	$1,295,000	100%	$1,241,444	100%

Equity Price Risk

Our equity investment portfolio included common stocks, perpetual preferred stocks, mutual funds, and exchange-traded funds. We may incur potential losses due to adverse changes in equity security prices. We manage this risk primarily through industry and issuer diversification and asset mix.

The following table illustrates the composition of our equity securities as of September 30, 2026 (dollar amounts in thousands):

		% of Total
	Estimated	Estimated
	Fair Value	Fair Value
Stocks by sector:
Financial	$4,352	7%
Consumer	4,920	8%
Technology	4,213	7%
Communications	2,439	5%
Other (1)	2,781	5%
	18,705	32%
Mutual funds and exchange-traded funds by type:
Debt	31,075	52%
Equity	4,139	7%
Alternative	5,325	9%
	40,539	68%
Equity securities	$59,244	100%

(1)
Represents an aggregate of less than 5% sectors.

Foreign Currency Exchange Risk

As of September 30, 2026, we did not have any material exposure to foreign currency related risk.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2026, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Refer to Note 19 “Commitments and Contingencies” to the consolidated financial statements under the heading “Litigation and Other Legal Matters” for information regarding legal proceedings and related matters.

ITEM 1A – RISK FACTORS

There have been no material changes to the risk factors disclosed in Part I, Item 1A of the 2025 Annual Report.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds from Registered Equity Securities

None.

Issuer Purchases of Equity Securities

Under our publicly announced Share Repurchase Program, we were permitted to repurchase shares for cash periodically in open market purchases, block transactions, privately negotiated transactions in accordance with applicable federal securities laws, or by other means, including through the use of trading programs intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions, including Rule 10b-18 under that Act. The timing and total amount of any stock repurchases were determined at management's discretion and depended upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices and other considerations. The Share Repurchase Program did not obligate us to repurchase a specific number of shares of common stock and could have been canceled or suspended at any time without notice.

In addition, we generally withhold shares of our common stock to satisfy our employees’ payroll tax liabilities associated with the vesting of restricted stock awards issued under our share-based compensation plan.

During the three months ended September 30, 2026, we repurchased shares of our common stock as follows (dollar amounts in thousands, except share and per share amounts):

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Plans
For the Month Ended	Purchased	Per Share	or Programs	or Programs (a)
July 31, 2026	30,721	$180.13	30,721	$—
August 31, 2026	390	$183.05	—	$—
September 30, 2026	—	$—	—	$—
	31,111	$180.16	30,721

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

Under Florida law, a domestic insurer may not pay any dividend or distribute cash or other property to its stockholders except out of that part of its available and accumulated capital and surplus funds which is derived from realized net operating profits on its business and net realized capital gains. Additionally, a Florida domestic insurer may not make dividend payments or distributions to its stockholders without prior approval of the Florida Office of Insurance Regulation (“FLOIR”) if the dividend or distribution would exceed the larger of (1) the lesser of (a) 10.0% of its capital surplus or (b) net income, not including realized capital gains, plus a two-year carryforward; (2) 10.0% of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains; or (3) the lesser of (a) 10.0% of capital surplus or (b) net investment income plus a three-year carryforward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains.

Alternatively, a Florida domestic insurer may pay a dividend or distribution without the prior written approval of the FLOIR if (1) the dividend is equal to or less than the greater of (a) 10.0% of the insurer’s capital surplus as regards to policyholders derived from realized net operating profits on its business and net realized capital gains or (b) the insurer’s entire net operating profits and realized net capital gains derived during the immediately preceding calendar year; (2) the insurer will have policy holder capital surplus equal to or exceeding 115.0% of the minimum required statutory capital surplus after the dividend or distribution; (3) the insurer files a notice of the dividend or distribution with the FLOIR at least ten business days prior to the dividend payment or distribution; and (4) the notice includes a certification by an officer of the insurer attesting that, after the payment of the dividend or distribution, the insurer will have at least 115% of required statutory capital surplus as to policyholders. Except as provided above, a Florida-domiciled insurer may only pay a dividend or make a distribution (1) subject to prior approval by the FLOIR or (2) 30 days after the FLOIR has received notice of such dividend or distribution and has not disapproved it within such time.

During the nine months ended September 30, 2026, our insurance subsidiaries made cash distributions of $77.5 million to HCI Group, Inc.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

During the three months ended September 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 6 – EXHIBITS

The exhibits listed on the accompanying Index to Exhibits are filed, furnished or incorporated by reference as part of this Quarterly Report on form 10-Q.

Index to Exhibits

The information required by this Item is set forth on the index to exhibits below.

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

3.1	Articles of Incorporation, with amendments.	10-Q	3.1	8/7/2013

3.1.1	Articles of Amendment to Articles of Incorporation designating the rights, preferences and limitations of Series B Junior Participating Preferred Stock.	8-K	3.1	10/18/2013

3.1.2	Articles of Amendment to Articles of Incorporation canceling the rights, preferences and limitations of Series B Junior Participating Preferred Stock.	8-K	3.1	5/15/2020

3.2	Bylaws, with amendments.	8-K	3.2	9/13/2019

4.1	Form of common stock certificate.	10-Q	4.1	11/7/2013

4.2	Common Stock Purchase Warrant, dated February 26, 2021, issued by HCI Group, Inc. to CB Snowbird Holdings, L.P.	8-K	4.1	3/1/2021

4.3	See Exhibits 3.1, 3.1.1, 3.1.2 and 3.2 of this report for provisions of the Articles of Incorporation, as amended, and our Bylaws, as amended, defining certain rights of security holders.

10.1^	HCI Group, Inc. 2012 Omnibus Incentive Plan as revised April 26, 2022.	10-Q	10.5	5/6/2022

10.2^	Executive Employment Agreement dated November 23, 2016 between Mark Harmsworth and HCI Group, Inc.	10-Q	10.7	8/3/2017

10.3	Reimbursement Contract effective June 1, 2026 between Homeowners Choice Property & Casualty Insurance Company, Inc. and the State Board of Administration of the State of Florida which administers the Florida Hurricane Catastrophe Fund.	10-Q	10.3	8/7/2026

10.4#	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2026 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers.	10-Q	10.4	8/7/2026

10.5#	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2026 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers.	10-Q	10.5	8/7/2026

10.6#	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2026 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers.	10-Q	10.6	8/7/2026

10.7#	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2026 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers.	10-Q	10.7	8/7/2026

10.8	Reimbursement Contract effective June 1, 2026 between TypTap Insurance Company and the State Board of Administration of the State of Florida which administers the Florida Hurricane Catastrophe Fund.	10-Q	10.8	8/7/2026

10.9#	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2026 issued to Condo Owners Reciprocal Exchange and Tailrow Insurance Exchange and Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers.	10-Q	10.9	8/7/2026

10.10#	Facultative Excess of Loss Reinsurance Contract effective June 1, 2026 issued to Condo Owners Reciprocal Exchange by Subscribing Reinsurers.	10-Q	10.10	8/7/2026

10.11#	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2026 issued to Condo Owners Reciprocal Exchange and Tailrow Insurance Exchange and Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers.	10-Q	10.11	8/7/2026

10.12#	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2026 issued to Condo Owners Reciprocal Exchange and Tailrow Insurance Exchange and Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers.	10-Q	10.12	8/7/2026

10.13#	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2026 issued to Condo Owners Reciprocal Exchange and Tailrow Insurance Exchange and Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers.	10-Q	10.13	8/7/2026

10.14	Reimbursement Contract effective June 1, 2026 between Condo Owners Reciprocal Exchange and the State Board of Administration of the State of Florida which administers the Florida Hurricane Catastrophe Fund.	10-Q	10.14	8/7/2026

10.15	Reimbursement Contract effective June 1, 2026 between Tailrow Insurance Exchange and the State Board of Administration of the State of Florida which administers the Florida Hurricane Catastrophe Fund.	10-Q	10.15	8/7/2026

10.19#	First Layer Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and Tailrow Insurance Exchange by Subscribing Reinsurers.	10-Q	10.25	8/8/2025

10.20#	Second Layer Reinstatement Premium Protection Reinsurance Contract effective June 1, 2025 issued to Homeowners Choice Property & Casualty Company, Inc. and Tailrow Insurance Exchange by Subscribing Reinsurers.	10-Q	10.26	8/8/2025

10.21#	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and Tailrow Insurance Exchange by Subscribing Reinsurers.	10-Q	10.27	8/8/2025

10.22#	Second Layer Reinstatement Premium Protection Reinsurance Contract effective June 1, 2025 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and Tailrow Insurance Exchange by Subscribing Reinsurers.	10-Q	10.28	8/8/2025

10.23#	Second Layer Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to Homeowners Choice Property & Casualty Insurance Company, Inc. and Tailrow Insurance Exchange by Subscribing Reinsurers.	10-Q	10.29	8/8/2025

10.24#	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2025 issued to Homeowners Property & Casualty Insurance Company, Inc. and Tailrow Insurance Exchange by Subscribing Reinsurers.	10-Q	10.30	8/8/2025

10.25#	First Layer Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers.	10-Q	10.31	8/8/2025

10.26#	Second Layer Reinstatement Premium Protection Reinsurance Contract effective June 1, 2025 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers.	10-Q	10.32	8/8/2025

10.27#	Second Layer Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers.	10-Q	10.33	8/8/2025

10.28#	Second Layer Reinstatement Premium Protection Reinsurance Contract effective June 1, 2025 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers.	10-Q	10.34	8/8/2025

10.29#	Sixth Layer Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers.	10-Q	10.35	8/8/2025

10.30#	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers.	10-Q	10.36	8/8/2025

10.31#	Reinstatement Premium Protection Reinsurance Contract effective June 1, 2025 issued to TypTap Insurance Company and Homeowners Choice Property & Casualty Insurance Company, Inc. by Subscribing Reinsurers.	10-Q	10.37	8/8/2025

10.32#	Reinstatement Premium Protection Contract effective June 1, 2025 issued to Condo Owners Reciprocal Exchange by Subscribing Reinsurers.	10-Q	10.38	8/8/2025

10.33#	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to Condo Owners Reciprocal Exchange by Subscribing Reinsurers.	10-Q	10.39	8/8/2025

10.34	Equity Distribution Agreement between HCI Group, Inc., Truist Securities, Inc. and Citizens JMP Securities, LLC.	S-3	1.2	1/22/2024

10.35	Amended and Restated Common Stock Purchase Warrant between HCI Group, Inc. and CB Snowbird Holdings, L.P.	S-3	4.17	1/22/2024

10.36	Registration Rights Agreement between HCI Group, Inc. and CB Snowbird Holdings, L.P.	S-3	4.18	1/22/2024

10.37	Stock Redemption Agreement between TypTap Insurance Group, Inc. and CB Snowbird Holdings, L.P.	S-3	4.19	1/22/2024

10.38	Assumption Agreement between Homeowners Choice Property & Casualty Insurance Company, Inc. and Citizens Property Insurance Corporation.	8-K	99.1	10/2/2023

10.39	Assumption Agreement between TypTap Insurance Company and Citizens Property Insurance Corporation.	8-K	99.1	11/6/2023

10.40#	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to Condo Owners Reciprocal Exchange by Subscribing Reinsurers.	10-Q	10.46	8/8/2025

10.41#	Property Catastrophe Excess of Loss Reinsurance Contract effective June 1, 2025 issued to Condo Owners Reciprocal Exchange by Subscribing Reinsurers.	10-Q	10.47	8/8/2025

10.42^	Exzeo Group, Inc. 2021 Equity Incentive Plan	8-K	10.5	3/1/2021

10.43^	Form of Restricted Stock Award Agreement of TypTap Insurance Group, Inc.	8-K	10.6	3/1/2021

10.44^	Stock Option Agreement between Paresh Patel and TypTap Insurance Group, Inc. dated October 1, 2021.	8-K	99.1	10/7/2021

10.45^	Exzeo Group, Inc. 2021 Omnibus Incentive Plan.	8-K	99.2	10/7/2021

10.46^	Form of Stock Option Award under the Exzeo Group, Inc. under the 2021 Omnibus Plan	S-1	10.17	9/25/2025

10.47^	Form of Restricted Stock Award Agreement of Exzeo Group, Inc. under the 2021 Omnibus Plan	S-1	10.18	9/25/2025

10.48^	Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated September 15, 2023.	10-Q	10.54	11/8/2023

10.49^	Form of executive restricted stock award contract.	10-Q	10.57	5/1/2014

10.50#	Facultative Excess of Loss Reinsurance Contract effective June 1, 2025 issued to Condo Owners Reciprocal Exchange by Subscribing Reinsurers.	10-Q	10.59	8/8/2025

10.51	Amended and Restated Credit Agreement, dated June 2, 2023, between HCI Group, Inc. and Fifth Third Bank.	8-K	99.1	6/8/2023

10.52	Security and Pledge Agreement dated June 2, 2023, between HCI Group, Inc. and Fifth Third Bank	8-K	99.2	6/8/2023

10.53	Revolving Credit Promissory Note, dated June 2, 2023, between HCI Group, Inc. and Fifth Third Bank	8-K	99.3	6/8/2023

10.54	Second Amended and Restated Credit Agreement, dated November 3, 2023, between HCI Group, Inc. and Fifth Third Bank	8-K	99.1	11/9/2023

10.55	Second Amended and Restated Security and Pledge Agreement, dated November 3, 2023, between HCI Group, Inc. and Fifth Third Bank.	8-K	99.2	11/9/2023

10.56	Renewed, Amended and Restated Revolving Credit Promissory Note, dated November 3, 2023 between HCI Group, Inc. and Fifth Third Bank	8-K	99.3	11/9/2023

10.57^	Executive Employment Agreement between Paresh Patel and HCI Group, Inc. dated April 17, 2024.	8-K	99.1	4/23/2024

10.58^	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated April 17, 2024.	8-K	99.2	4/23/2024

10.59^	Restricted Stock Award Contract between Paresh Patel and HCI Group, Inc. dated January 16, 2020.	8-K	99.1	1/23/2020

10.60^	Nonqualified Stock Option Agreement between Paresh Patel and HCI Group, Inc. dated January 16, 2020.	8-K	99.2	1/23/2020

10.61	Reimbursement Contract effective June 1, 2025 between Condo Owners Reciprocal Exchange and the State Board of Administration of the State of Florida which administers the Florida Hurricane Catastrophe Fund.	10-Q	10.107	8/8/2025

10.62	Reimbursement Contract effective June 1, 2025 between Homeowners Choice Property & Casualty Insurance Company, Inc. and the State Board of Administration of the State of Florida which administers the Florida Hurricane Catastrophe Fund.	10-Q	10.108	8/8/2025

10.63	Reimbursement Contract effective June 1, 2025 between Tailrow Insurance Exchange and the State Board of Administration of the State of Florida which administers the Florida Hurricane Catastrophe Fund.	10-Q	10.109	8/8/2025

10.64	Reimbursement Contract effective June 1, 2025 between TypTap Insurance Company and the State Board of Administration of the State of Florida which administers the Florida Hurricane Catastrophe Fund.	10-Q	10.110	8/8/2025

10.65	Property Quota Share Reinsurance Contract effective December 31, 2020 issued to United Property and Casualty Insurance Company by Homeowners Choice Property & Casualty Insurance Company.	10-K	10.124	3/10/2022

10.66	Renewal Rights Agreement effective January 18, 2021 by and among United Property and Casualty Insurance Company, United Insurance Holdings Corp., United Insurance Management, L.C. and Homeowners Choice Property & Casualty Insurance Company.	10-K	10.125	3/10/2022

10.67	Property Quota Share Reinsurance Contract effective June 1, 2021 issued to United Property and Casualty Insurance Company by Homeowners Choice Property & Casualty Insurance Company and TypTap Insurance Company.	10-K	10.126	3/10/2022

10.68	Renewal Rights Agreement effective December 30, 2021 by and among United Property and Casualty Insurance Company, United Insurance Holdings Corp., United Insurance Management, L.C. and Homeowners Choice Property & Casualty Insurance Company.	10-K	10.127	3/10/2022

10.69	Property Quota Share Reinsurance Contract effective December 31, 2021 issued to United Property and Casualty Insurance Company by Homeowners Choice Property & Casualty Insurance Company.	10-K	10.128	3/10/2022

10.70	Property Quota Share Reinsurance Contract effective June 1, 2022 issued to United Property and Casualty Insurance Company by TypTap Insurance Company.	10-Q	10.129	8/9/2022

10.71^	Exzeo Group Inc. 2025 Omnibus Incentive Plan.	S-1/A	10.19	10/16/2025

10.72^	Form of Stock Option Award under the Exzeo Group Inc. 2025 Omnibus Plan.	S-1/A	10.20	10/16/2025

10.73^	Form of Restricted Stock Award Agreement under the Exzeo Group Inc. 2025 Omnibus Plan.	S-1/A	10.21	10/16/2025

10.74^	Employment Agreement, dated December 9, 2025, by and between Exzeo Group, Inc. and Paresh S. Patel	8-K	99.1	12/23/2025

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	XBRL Instant Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished herewith.
^	Management contract or compensatory plan.
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

HCI Group, Inc.

Date: November 5, 2026	By:	/s/ Paresh Patel
Paresh Patel
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ James Mark Harmsworth
James Mark Harmsworth
Chief Financial Officer
(Principal Financial and Accounting Officer)